Form 10-K
period 2023-12-31
Versus Systems Inc.
filed 2024-04-01
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 001-39885

VERSUS SYSTEMS INC.
(Exact Name of Registrant as specified in its Charter)

British Columbia	Not Applicable
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1558 West Hastings St Vancouver, BC	V6G 3J4 Canada
(State or Other Jurisdiction of	(Zip Code)
Incorporation or Organization)

(424) 226-8588

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	VS	The Nasdaq Capital Market
Unit A Warrants	VSSYW	The Nasdaq Capital Market

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller growth company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Emerging growth company ☒
Smaller reporting company ☒

If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was approximately $12,047,000 based upon the closing price of the registrant’s common stock of $6.88 on the Nasdaq Capital Market as of that date.

There were 2,506,015 shares of registrant’s common stock, no par value, outstanding as of April 1, 2024.

Versus Systems Inc.

i

Cautionary Note Regarding Forward- Looking Statements

When used in this annual report, statements that are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity and capital resources, among others, contain forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flows, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

ii

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flows they are capable of delivering in the future;

●	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

●	our ability to remain in compliance with Nasdaq listing standards;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

These statements are necessarily subjective, are based upon our current plans, intentions, objectives, goals, strategies, beliefs, projections and expectations, and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly-available information with respect to the factors upon which our business strategy is based, or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors” in this annual report, as well as other risks and factors identified from time to time in our SEC filings.

iii

PART I

ITEM 1. Business

Our Mission

Our mission is to reinvent the way our customers interact with consumers through live events, games, apps and streaming content.

Our Company

We offer a suite of proprietary business-to-business software tools that are meant to drive user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

Our customers are mostly sports teams, venues, and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales.

Our products and games are designed so that end users of our products can earn prizes by registering on our system and completing in-content challenges like trivia, polls, or casual mobile games. Players can use our system to play a variety of games and earn a wide range of prize types, provided by advertisers and sponsors. Our products, include our in-venue XEO and Filter Fan Cam products for live events, and our new stand-alone “Winfinite” product that can be used by brands, advertising agencies, and content partners to reach potential customers outside of sports venues, on mobile devices. We also have an IP portfolio that can create future licensing and product development opportunities including our recently allowed Artificial Intelligence (“AI”) and Machine Learning (“ML”) series of patent claims.

With the acquisition of Xcite Interactive in June 2021, we acquired a number of key pieces of technology and relationships that have helped to drive our engagement and rewards business, including a live events fan engagement business that has partnered with professional sports franchises in the National Football League (“NFL”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”) and others to increase audience engagement using interactive gaming functions like trivia, polling, and casual games that can be played alongside live experiences whether a player is at-home, in a restaurant, or in-venue at the event itself. Our three largest customers in 2023 were the San Jose Sharks, the Sacramento Kings, and ENT Marketing, a marketing agency that used our platform to promote Coca-Cola products.

We now have three principal software products. Our eXtreme Engagement Online or “XEO” platform is designed primarily for in-venue main-board work in stadiums and arenas. Our Filter Fan Cam (“FFC”) platform is an Augmented Reality filtering tool that can be used for mobile and in-venue applications. In addition, we have a stand-alone gaming and prizing product that we call “Winfinite,” which allows brands, media companies, and advertising agencies to reach out to customers directly on their mobile devices. We license these three software products to teams, ad agencies, and other content creators.

Our Products and Services

We provide the following products and services to our partners and customers:

●	Analytics and support for in-venue products XEO and FFC. Our in-venue fan engagement products are used at a variety of live-event and other entertainment focused properties like stadiums and arenas, but they can also be used at conferences, theme parks, and restaurants to increase audience and customer engagement. Content partners, including professional sports teams, can use XEO and FFC in conjunction with their existing video screens, “jumbotrons”, “halo boards”, “main boards”, as well as branded apps to reach potential customers with games and interactive experiences that enhance the live event.

●	Support and Analytics for Winfinite. Winfinite is an interactive advertising tool that increases awareness, affinity, data, and incremental sales. It allows content creators, marketers, agencies, and other advertisers to increase customer acquisition and loyalty through a combination of games and rewards. The product is compatible with a number of digital platforms and can be integrated into customers’ existing advertising campaigns.

Research and Development

Our research and development team, including in-house and as-needed contract resources, consists of technical engineering, product management, and user experience, and is responsible for the design, architecture, creation, and quality of our platform. We have invested substantial resources in research and development to enhance our platform features and functionalities and expand the services we offer. We believe the timely development of new, and the enhancement of our existing, services and platform features would enhance our competitive position. We utilize an agile development process to deliver software releases, fixes and updates.

Competition

Interactive media, live-events, in-venue advertising, and rewarded advertising are all highly competitive businesses, characterized by increasing product introductions and rapidly-emerging new platforms and technologies. With respect to competing for customers for our platform, we will compete primarily on the basis of functionality, quality, brand and customer reviews. We will compete for platform placement based on these factors, as well as our relationship with the content owner, historical performance, perception of sales potential and relationships with owners and licensors of brands, properties and other content.

We believe that our small size will provide us some amount of a competitive edge in the near term as we are able to make quick decisions to take advantage of customer preferences and emerging technologies like AI.

With respect to our prizing and rewards platform, we compete with a continually increasing number of companies, including industry leaders such as TapJoy, Honey, Rakuten, and Otello who make their money largely on the free-to-play or free-to-use distribution of coupons and rewards. Beyond these direct competitors, we face a certain amount of competition from pay-to-play “rewards” companies like Skillz, FanDuel, or DraftKings that also use games and monetary rewards to drive user growth – although in their case, they derive the majority of their revenues directly from users rather than brands and sponsors.

We also face increased competition from large media and technology companies with significant online presences, such as Apple, Alphabet/Google, Amazon, Meta, Microsoft, Netflix Shopify, or Yahoo, as those companies move to expand their interactive offerings. This competition could increase if these larger industry players begin to add prizing or rewards into their offerings.

We are also aware of the increasing role of Artificial Intelligence (AI) in the personalized content space, including personalized advertising. We have been researching the space for a number of years and have been filing patents with the United States Patent and Trademark Office (USPTO) to protect our uses of AI and Machine Learning (ML) in trying to optimize both the player and partner experience, but we are aware that the AI space is filled with larger, and better-funded teams, including those from Microsoft, Google, and others.

In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals in all of our segments who are able to create and launch software programs and platforms for these devices using relatively limited resources and with relatively limited start-up time or expertise.

Most of our competitors and our potential competitors have one or more advantages over us, including:

●	significantly greater financial and personnel resources;

●	stronger brand and consumer recognition;

●	longer and larger customer histories, including much more consented first-party data;

●	larger datasets from which to derive customer behavior patterns and AI training data;

●	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

●	more substantial intellectual property of their own;

●	lower labor and development costs and better overall economies of scale; and

●	broader distribution and presence.

Government Regulation

We are involved in a variety of areas that are subject to governmental oversight. While we have developed a flexible platform designed to adjust to a changing legal and regulatory landscape, there are a number of areas where federal, state and international law could force us to make significant adjustments to our strategies and deployment efforts. As such, as with many companies in both the software and advertising spaces, there are risks associated with the potential impacts of government regulation.

As a company that facilitates the distribution of real-world prizes for in-game and online activities, we are, in some cases and for some campaigns, subject to laws that surround sweepstakes, contests, and games of skill. While we use best efforts to ensure that all contests are compliant with federal, state, and local laws pertaining to the game type, contest type, prize type, and the eligibility of individual players, among other concerns, we are subject to those regulations and those regulations may change. We have filed patents, and have been granted certain patent claims, protecting our ability to use player characteristics like player location, player age, and contest type to adjust eligibility in specific contests with the intent of providing dynamic regulatory compliance. We also have also designed the platform to make it possible to expeditiously cease providing prizes in certain jurisdictions, or cease offering certain types of contests, such as sweepstakes or other contest types, if that becomes necessary. If necessary, we can make these changes without interruption to our campaigns and contests in other jurisdictions.

Certain of our campaigns and contests may be subject to laws and regulations applicable to companies engaged in skill-based contests. As we partner with our brand and content partners to offer prizes that players may earn as a result of their in-game activities, we may be subject in some cases to the federal Deceptive Mail Prevention and Enforcement Act as well as certain state prize, gift, or sweepstakes statutes that may apply to certain experiences that we or our customers and partners may run from time to time. Our system does allow us to adjust terms of service to account for this and other acts. We may also choose not to offer certain campaigns, contests or prizes in certain areas because of these regulations.

In addition, certain states prohibit, restrict, or regulate contests in a number of ways, particularly with respect to payment of entry fees, and the size, value, and/or source of prizes to participants in such contests. Certain other states require companies to register and/or insure certain types of contests. While we do not typically require entry fees or consideration of any type from our players, and thus based on legal research conducted, are not subject to these regulations in most cases, we do remain conscious of these regulations. We may choose to not offer certain prizes or certain contests in certain areas due to these regulations. We can do so without interruption to other services and other jurisdictions. While at this time, our operations are not subject to certain regulations, for example the pay-to-play regulations, given that our platform is free-to-play, we are conscious that because the nature of our services is relatively new and is rapidly evolving, we may not be able to accurately predict which regulations will be applied to our business. We may also at some point become subject to new or amended regulations.

Further, our online in-game prizing and rewards platform, which may be integrated into games whose player bases include individuals ranging from elementary school age children to adults, is subject to laws and regulations relating to privacy and child protection. Through our applications and online platform, we, and the content creators, owners and platform owners that incorporate our proprietary platform into their media or hardware, may monitor and collect certain information about child users of these games and forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet, such as the Federal Children’s Online Privacy Protection Rule (COPPA). COPPA sets forth, among other things, a number of restrictions related to what information may be collected with respect to children under the age of 13, as the kinds of content that website operators may present to children under such age. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from individuals, particularly in relation to an individual’s personally identifiable information (e.g., credit card numbers). We currently employ multiple measures to ensure that we are COPPA-compliant. We screen for age at registration, we address the issue in our terms of service, and we employ a kick-out procedure during member registration whereby anyone identifying themselves as being under the age of 13 during the process may not register for a player account on our website or participate in any of our online experiences or tournaments without linking their account to that of a parent or guardian.

Such regulation would have a material adverse effect on our business and operations. In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. And while we believe that we are currently in compliance with these and other data protection regulations, including the privacy regulations set out below, the costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of our users’ personal information and related data, including the California Consumer Privacy Act (CCPA), which took effect in January 2020, providing California residents increased privacy rights and protections, including the ability to opt out of sales of their personal information; and we are subject to the European Union’s (EU) General Data Protection Regulation (GDPR) which took effect in May 2018 and established requirements applicable to the handling of personal information of EU residents. The CCPA may increase our compliance costs and exposure to liability. Other U.S. states are considering adopting similar laws.

We post our Terms of Service and Privacy Policy on our website where we set forth our practices concerning the use, transmission and disclosure of player data. We also require players to agree to these terms when they register for our service. Our failure to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could damage our reputation and business. In addition, the interpretation of data protection laws, and their application to the Internet is evolving and not settled. There is a risk that these laws may be interpreted and applied in an inconsistent manner by various states, countries and areas of the world where our users are located, and in a manner that is not consistent with our current data protection practices. Complying with these varying national and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of players, which could adversely impact our business.

Based on legal research conducted, we believe we are currently in compliance with all applicable state and federal laws and regulations related to our business. We continually monitor our activity and changes in such laws in order to ensure, to the best extent possible, that we remain in compliance with such laws. State and federal regulation of internet-based activity, including online prizing and rewards, is evolving and there can be no assurance that future legislation, regulation, judicial decisions, US Attorney, or state attorney general actions will not restrict or prohibit activities such as those made possible by our platform.

Patents and Licenses

Our success and ability to compete depend substantially upon our core technology and intellectual property rights. We generally rely on patent, trademark and copyright laws, trade secret protection and confidentiality agreements to protect our intellectual property rights. In addition, we generally require employees and consultants to execute appropriate nondisclosure and proprietary rights agreements. These agreements acknowledge our exclusive ownership of intellectual property developed for us and require that all proprietary information remain confidential.

We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. Our patent claims, extending and expanding on claims filed in the United States in 2014 and internationally through the patent co-operation treaty in 2015, describe a system that seeks to match competitive game players and spectators with prizing from their favorite brands through a unique conditional prize matching system.

As of December 31, 2023, we had over 50 pending  patent claims with the U.S. Patent and Trademark Office to expand upon our existing portfolio of prizing, promotion and financial technologies that enable brands to reach the rapidly growing competitive gaming audience of players, spectators and broadcasters. As of December 31, 2023, we had been granted five patents.

We also continue to engage in licensing transactions to secure the right to use third-parties’ patents. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business.

In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We may receive such claims from companies, including from competitors and customers, some of which have substantially more resources and have been developing relevant technology similar to ours. As and if we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe on our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. Successful claims of infringement by a third party, if any, could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets, result in settlements or judgments that require payment of significant royalties or damages or require us to expend time and money to develop non-infringing products. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights, but will not and have never done so intentionally.

Corporate History and Structure

Versus Systems Inc., a corporation formed under the laws of British Columbia, was formed by way of an amalgamation under the name McAdam Resources, Inc. in the Province of Ontario on December 1, 1988 and subsequently extra-provincially registered in British Columbia on February 2, 1989. We changed our name to Boulder Mining Corporation on May 9, 1995 in Ontario and on September 25, 1996 in British Columbia. We continued into British Columbia on January 2, 2007 and concurrently changed our name to Opal Energy Corp. We changed our name to Versus Systems Inc. on June 30, 2016, and concurrently ceased or divested our mining related business and began operating our current software platform business.

In June 2021, we completed the acquisition of multimedia, production, and interactive gaming company Xcite Interactive, a provider of online audience engagement through its owned and operated XEO technology platform. We now provide products and services to multiple professional sports organizations across Major League Baseball, the NHL, and the NBA to drive audience engagement.

We operate through our majority-owned subsidiary, Versus LLC, a Nevada limited liability company that was organized on August 21, 2013, and through our wholly owned subsidiary, Xcite Interactive Inc, a Delaware corporation that was reorganized as such on April 1, 2019.

We are in the process of considering a number of strategic alternatives for our company focused on maximizing shareholder value, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnership, capital raise or other transaction. We are hopeful that our change in jurisdiction from British Columbia to Delaware, which we expect to effect in the second quarter of 2024, will more appropriately reflect our shift in strategy and will (i) improve our access to capital markets, increase funding and strategic flexibility and reduce the cost of capital, (ii) improve our ability to execute an acquisitive growth strategy using our capital stock as consideration, and (iii) better focus management efforts on each U.S. and international operation and better attract and retain key employees.

Our common shares are presently quoted on the Nasdaq Capital Market under the symbol “VS”. In January 2023, the bid price of our common shares closed below the Nasdaq minimum $1.00 per share requirement and on January 23, 2023 and July 25, 2023 we received notifications of noncompliance from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded until January 22, 2024 to regain compliance with the bid price requirement, which required that our common shares close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days. On December 28, 2023, we effected a 1-for-16 reverse stock split of our common shares, which increased the closing bid price above $1.00 per share, and on January 16, 2024, Nasdaq notified us that we had regained compliance with the minimum bid price requirement.

Our principal executive offices in Canada are located at 1558 Hastings Street, Vancouver, British Columbia V6G 3J4 Canada, and our telephone number at that address is (604) 639-4457. We are a distributed organization and do not maintain offices in the United States, which is the country where all of our employees reside. Our mailing address in the United States is located at 10866 Washington Blvd #150, Culver City, CA 90232, and our telephone number in the United States is (424) 226-8588. Our website address is www.versussystems.com. The information on or accessed through our website is not incorporated in this annual report. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that file electronically with the SEC.

The following chart reflects our organizational structure (including the jurisdiction of formation or incorporation of the various entities):

Name of Subsidiary	Country of Incorporation	Proportion of Ownership Interest
Versus Systems (Holdco), Inc.	United States	81.9%
Versus Systems UK, Ltd	United Kingdom	81.9%
Versus, LLC	United States	81.9%
Xcite Interactive, Inc.	United States	100%

Employees

The following table summarizes our staff by main category of activity at December 31, 2023 and December 31, 2022:

Main Activity	2023	2022
Sales, marketing, and business development	1	4
Accounts and operations	1	4
Engineering, product, and design	2	20
General and administrative	4	11
Total	8	39

All of our employees are located in the United States and are predominantly full-time employees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.

As of April 1, 2024, we had eight employees, including one in sales/marketing, two in engineering/product/design, one in accounts/operation, and four in general/administrative.

ITEM 1A. Risk Factors

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report, including our historical consolidated financial statements and related notes included elsewhere in this Annual Report, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Note Regarding Forward-Looking Statements.”

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Related to Our Business

As we have incurred recurring losses and negative operating cash flows since our inception, and there is no assurance that we will be able to continue as a going concern absent additional financing, which we may not be able to obtain on favorable terms or at all.

We have incurred net losses since our incorporation in 2016 and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our existing and future products.

Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

We do not have any credit facilities as a source of future funds, and there can be no assurance that we will be able to raise sufficient additional capital on acceptable terms, or at all. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, could increase our expenses and require that our assets secure such debt. Moreover, any debt we incur must be repaid regardless of our operating results.

We are an early, commercial-stage company with a limited operating history.

We were incorporated in 2016 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our business and our commercial prospects. Based on our limited experience in developing and marketing our existing products and services as well as launching new products, we may not be able to effectively:

●	drive adoption of our current and future products and services;

●	attract and retain customers for our products and services;

●	provide appropriate levels of customer training and support for our products and services;

●	implement an effective marketing strategy to promote awareness of our products and services;

●	develop, manufacture and commercialize new products or achieve an acceptable return on our manufacturing or research and development efforts and expenses;

●	anticipate and adapt to changes in our market or predict future performance;

●	accommodate customer expectations and demands with respect to our products and services;

●	grow our market share by marketing and selling our products and services to new and additional market segments;

●	maintain and develop strategic relationships with vendors to acquire necessary information to our existing or future products and services;

●	adapt or scale our activities to meet potential demand at a reasonable cost;

●	avoid infringement and misappropriation of third-party intellectual property;

●	obtain any necessary licenses to third-party intellectual property on commercially reasonable terms;

●	obtain valid and enforceable patents that give us a competitive advantage;

●	protect our proprietary technology; and

●	attract, retain and motivate qualified personnel.

If our products and services fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

We cannot be sure that our current or future services will gain acceptance in the marketplace at levels sufficient to support our costs. We must successfully develop and commercialize our technology for use in a variety of applications. Even if we are able to implement our technology and develop products successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our products across the full range of our intended applications.

We have a relatively limited operating history and limited revenues to date and thus are subject to risks of business development and you have only a limited basis on which to evaluate our ability to achieve our business objective.

Because we have a relatively limited operating history and limited revenues to date, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage operating companies in rapidly evolving markets. These risks include:

●	that we may not have sufficient capital to achieve our growth strategy;

●	that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	that our growth strategy may not be successful; and

●	that fluctuations in our operating results will be significant relative to our revenues.

Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business could be significantly harmed. To date, we have had minimal revenues. Even if we do achieve profitability, we cannot predict the level of such profitability. If we continue to sustain losses over an extended period of time, we may be unable to continue our business.

Our recent organizational changes and cost cutting measures may not be successful.

Since January 2023, we implemented reduction-in-force affecting approximately 62% of our workforce. The objective of this workforce reduction was to realign our workforce to meet our needs and to improve operating efficiency and reduce our cash burn. However, these restructuring and cost cutting activities may yield unintended consequences and costs, such as attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk we may not achieve the anticipated benefits of such reduction-in-force measure, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover the reductions in workforce and cost cutting measures will make it difficult for us to resume development activities we have suspended or pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. As a result of the loss of services of a significant percentage of our personnel, including one executive officer and nearly all of our full-time engineering staff, we may be unable to continue our operations and meet our ongoing obligations. Any of these unintended consequences will likely have a material adverse impact on our business, financial condition, and results of operations.

Future acquisitions or strategic investments could disrupt our business and harm our business, results of operations or financial condition.

We may in the future explore potential acquisitions of companies or strategic investments to strengthen our business, including those of businesses larger than ours. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business.

Acquisitions involve numerous risks, any of which could harm our business, including:

●	straining our financial resources to acquire a company;

●	anticipated benefits may not materialize as rapidly as we expect, or at all;

●	diversion of management time and focus from operating our business to address acquisition integration challenges;

●	retention of employees from the acquired company or from our company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, former shareholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could have a material adverse effect on our business, results of operations or financial condition.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We attempted to estimate our funding requirements in order to implement our growth plans. If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans that cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

We may not have sufficient capital to fund our ongoing operations, effectively pursue our strategy or sustain our initiatives.

Our remaining liquidity and capital resources may not be sufficient to allow us to fund our ongoing operations, effectively pursue our strategy or sustain our initiatives. The report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2023 and 2022 stated that our recurring losses from operations, accumulated deficit as of December 31, 2023, inability to achieve positive cash flows from operations and inability to fund day to day activities through operations indicates that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. If we require additional capital resources, we may seek such funds directly from third party sources; however, we may not be able to obtain sufficient equity capital and/or debt financing from third parties to allow us to fund our expected ongoing operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability of equity capital or debt financing to us on acceptable terms and conditions include:

●	our current and future financial results and position;

●	the collateral availability of our otherwise unsecured assets;

●	the market’s, investors’ and lenders’ view of our industry and products;

●	the perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations; and

●	the price, volatility and trading volume and history of our common shares.

If we are unable to obtain the equity capital or debt financing necessary to fund our ongoing operations, pursue our strategy and sustain our initiatives, we may be forced to scale back our operations even further or our expansion initiatives, and our business and operating results will be materially adversely affected.

Our operations are significantly dependent on changes in public and customer tastes and discretionary spending patterns. Our inability to successfully anticipate customer preferences or to gain popularity for games may negatively impact our profitability.

Our success depends significantly on public and customer tastes and preferences, which can be unpredictable. If we are unable to successfully anticipate customer preferences or increase the popularity of the games that have embedded at our platforms, the revenue and overall customer expenditures may fail to be realized, and thereby negatively impact our profitability. In response to such developments, we may need to increase our marketing and product development efforts and expenditures, we may also adjust our product pricing, we may modify the platform itself, or take other actions, which may further erode our profit margins or otherwise adversely affect our results of operations and financial condition. In particular, we may need to expend considerable cost and effort in carrying out extensive research and development to assess the potential interest in our platform and to remain abreast with continually evolving technology and trends.

While we may incur significant expenditures of this nature, including in the future, there can be no assurance that any such expenditures or investments by us will yield expected or commensurate returns or results, within a reasonable or anticipated time, or at all.

If we cannot continue to develop, acquire, market and offer new products and services or enhancements to existing products and services that meet customer requirements, our operating results could suffer.

The process of developing and acquiring new technology products and services and enhancing existing offerings is complex, costly and uncertain. If we fail to anticipate customers’ rapidly changing needs and expectations, our market share and results of operations could suffer. We must make long-term investments, develop, acquire or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. If we misjudge customer needs in the future, our products and services may not succeed and our revenues and earnings may be harmed. Additionally, any delay in the development, acquisition, marketing or launch of a new offering or enhancement to an existing offering could result in customer attrition or impede our ability to attract new customers, causing a decline in our revenue or earnings.

We have made significant investments in new products and services that may not achieve expected returns.

We have made and may continue to make investments in research, development and marketing for existing products, services and technologies, including developing a content promotion platform for brands, new feature sets for our core products, and entirely new products and platforms that we are developing for specific customers, as well as new technology or new applications of existing technology. Investments in new technology are speculative. Commercial success depends on many factors, including but not limited to innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of our services or products, unfavorably affecting our revenue and profits. We may not achieve significant revenue from new product, service or distribution channel investments, or new applications of existing new product, service or distribution channel investments, for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses may not be as high as the margins we have experienced historically. Furthermore, developing new technologies is complex and can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or offering new services could adversely affect our revenue and profits.

Our user base is declining, and if we fail to retain existing users or add new users, our results of operations and financial condition may be materially and adversely affected

The size of our users’ level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products.. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A decrease in user retention, growth, or engagement could render us less attractive to video game publishers and developers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with competing products;

●	we fail to introduce new and improved products or if we introduce new products or services that are not favorably received;

●	we are unable to successfully balance our efforts to provide a compelling user experience with the decisions made by us with respect to the frequency, prominence, and size of ads and other commercial content that we display;

●	there are changes in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

●	we are unable to manage and prioritize information to ensure users are presented with content that is interesting, useful, and relevant to them;

●	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

●	technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience;

●	we adopt policies or procedures related to areas such as sharing our user data that are perceived negatively by our users or the general public;

●	we fail to provide adequate customer service to users, developers, or advertisers; or

●	we, our software developers, or other companies in our industry are the subject of adverse media reports or other negative publicity.

If we are unable to build and/or maintain relationships with publishers and developers or other content creators, our revenue, financial results, and future growth potential may be adversely affected.

If we fail to keep up with industry trends or technological developments, our business, results of operations and financial condition may be materially and adversely affected.

The gaming industry is rapidly evolving and subject to continuous technological changes. Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings to serve the evolving needs of our customers. If we do not sufficiently invest in new technology and industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected. In addition, we operate in a quickly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive, when compared to other alternatives, which may adversely affect our results of operations. Technological innovations may also require substantial capital expenditures in product development as well as in modification of products, services or infrastructure. We cannot assure you that we can obtain financing to cover such expenditures. Failure to adapt our products and services to such changes in an effective and timely manner could materially and adversely affect our business, financial condition and results of operations.

We are subject to cybersecurity risks.

Cybersecurity risks and attacks continue to increase. Cybersecurity attacks are evolving and not always predictable. Attacks include malicious software, threats to information technology infrastructure, denial-of-service attacks on websites, attempts to gain unauthorized access to data, and other breaches. Data breaches can originate with authorized or unauthorized persons. Authorized persons could inadvertently or intentionally release confidential or proprietary information, and recipients could misuse data. Such events could lead to interruption of our operations or business, unauthorized release or use of information, compromise of data, damage to our reputation, damage to our customers or vendors, and increased costs to prevent, respond to or mitigate any events.

We are a holding company and depend upon our subsidiaries for our cash flows.

We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by these subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, of which there are currently none, and legal restrictions. While there are no restrictions on the ability of our subsidiaries to make any payments to us, such restrictions may arise in the future. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

Our insurance coverage may not adequately protect us against all future risks, which may adversely affect our business and prospects.

We maintain insurance coverage, including for fire, acts of god and perils, terrorism, burglary, money, fidelity guarantee, professional liability including errors and omissions and breach of contract, commercial property, commercial general liability, cyber events including incident response costs, legal, forensic and breach management costs, cyber-crimes, system damage, rectification costs, business interruption and reputational harm, as well as directors’ and officers’ liability insurance and employee health and medical insurance, with standard exclusions in each instance. While we maintain insurance in amounts that we consider reasonably sufficient for a business of our nature and scale, with insurers that we consider reliable and credit worthy, we may face losses and liabilities that are uninsurable by their nature, or that are not covered, fully or at all, under our existing insurance policies. Moreover, coverage under such insurance policies would generally be subject to certain standard or negotiated exclusions or qualifications and, therefore, any future insurance claims by us may not be honored by our insurers in full, or at all. In addition, our premium payments under our insurance policies may require a significant investment by us.

To the extent that we suffer loss or damage that is not covered by insurance or that exceeds our insurance coverage, the loss will have to be borne by us and our business, cash flow, financial condition, results of operations and prospects may be adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain Securities and Exchange Commission (“SEC”) and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are dependent upon our executive officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers. We believe that our success depends on the continued service of our executive officers. We do not have key-man insurance on the life of any of our executive officers. The unexpected loss of the services of one or more of our executive officers could have a detrimental effect on the Company.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our business may be harmed if our licensing partners, or other third parties with whom we do business, act in ways that put our brand at risk.

We offer a business-to-business software platform that allows video game publishers and developers, as well as other interactive media content creators, to offer in-game prizing and rewards, based on the completion of in-content challenges. We anticipate that our business partners shall be given access to sensitive and proprietary information or control over our intellectual property in order to provide services and support to our teams. These third parties may misappropriate our information or intellectual property and engage in unauthorized use of it or otherwise act in a way that places our brand at risk. The failure of these third parties to provide adequate services and technologies, the failure of third parties to adequately maintain or update their services and technologies or the misappropriation or misuse of this information or intellectual property could result in a disruption to our business operations or an adverse effect on our reputation, and may negatively impact our business.

If we fail to keep our existing users, to acquire new users, to successfully implement an award-prizes model for our user community, our business, profitability and prospects may be adversely affected.

Our success depends on our ability to maintain and grow the number of users playing our partners’ games and other media and keeping our users highly engaged. Of particular importance is the successful deployment and expansion of our award-prizes model to our gaming community for purposes of creating predictable recurring revenues.

A decline in the number of our users may adversely affect the engagement level of our users, or the popularity of our award-prizes model, which may in turn reduce our monetization opportunities, and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain users, our revenues may fail to grow or decline and our results of operations and financial condition may suffer.

Our failure to protect our intellectual property rights may undermine our competitive position.

We believe that our patents, copyrights, trademarks and other intellectual property are essential to our success. Please see “Business—Intellectual Property” for more details. We depend to a large extent on our ability to develop and maintain the intellectual property rights relating to our existing portfolio of prizing, promotion and financial technologies that enable brands to reach the rapidly growing competitive gaming audience of players, spectators and broadcasters. We have devoted considerable time and energy to the development and improvement of our portfolio of prizing, promotion and financial technologies intellectual property.

We rely primarily on a combination of patents, copyrights, trademarks and trade secrets laws, and contractual restrictions for the protection of the intellectual property used in our business. Nevertheless, these provide only limited protection and the actions we take to protect our intellectual property rights may not be adequate. Our trade secrets may become known or be independently discovered by our competitors. We may have no or limited rights to stop the use of our information by others. Moreover, to the extent that our employees or third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to such intellectual property. Preventing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we cannot substitute alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software solutions.

In recent years, individuals and firms have purchased intellectual property assets in order to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our clients could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our client or our own services or operations, causing further damages.

In addition, we rely on third-party software in providing some of our services and solutions. If we lose our ability to continue using such software for any reason, including in the event that the software is found to infringe the rights of others, we will need to obtain substitute software or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect our results of operations.

Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our trademarks, brands or websites, or misappropriate our data and copy our platform, all of which could cause confusion to our users, divert online customers away from our products and services or harm our reputation.

Competitors and other third parties may purchase trademarks that are similar to our trademarks and keywords that are confusingly similar to our brands or websites in internet search engine advertising programs and in the header and text of the resulting sponsored links or advertisements in order to divert potential customers from us to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential online customers away from our platform to competing, irrelevant or potentially offensive platform, which could harm our reputation and cause us to lose revenue.

Our business is highly dependent on the proper functioning and improvement of our information technology systems and infrastructure. Our business and operating results may be harmed by service disruptions, or by our failure to timely and effectively scale up and adjust our existing technology and infrastructure.

Our business depends on the continuous and reliable operation of our information technology, or IT, systems. Our IT systems are vulnerable to damage or interruption as a result of fires, floods, earthquakes, power losses, telecommunications failures, undetected errors in software, computer viruses, hacking and other attempts to harm our IT systems. Disruptions, failures, unscheduled service interruptions or a decrease in connection speeds could damage our reputation and cause our customers and end-users to migrate to our competitors’ platforms. If we experience frequent or constant service disruptions, whether caused by failures of our own IT systems or those of third-party service providers, our user experience may be negatively affected, which in turn may have a material and adverse effect on our reputation and business. We may not be successful in minimizing the frequency or duration of service interruptions. If the number of our end-users increases and more user data are generated on our platform, we may be required to expand and adjust our technology and infrastructure to continue to reliably store and process content.

We use third-party services and technologies in connection with our business, and any disruption to the provision of these services and technologies to us could result in adverse publicity and a failure to maintain or grow our users, which could materially and adversely affect our business, financial condition and results of operations.

Our business partially depends on services provided by, and relationships with, various third parties. We exercise no control over the third parties with whom we have business arrangements. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States, could negatively affect our results.

We expect to incur up to 10% of our total expenses from transactions denominated in currencies other than the United States dollar, such as the Canadian dollar. As such, our operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within our control, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on our online operations, adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which our operations are conducted. Our operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If our operations are disrupted and/or the economic integrity of our contracts is threatened for unexpected reasons, our business may be harmed.

Our international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with our operations in a foreign jurisdiction where we conduct our business, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States or enforcing United States judgments in such other jurisdictions. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, our activities in foreign jurisdictions could be substantially affected by factors beyond our control, any of which could have a material adverse effect on it.

Doing business in the industries in which we operate often requires compliance with numerous and extensive procedures and formalities. These procedures and formalities may result in unexpected or lengthy delays in commencing important business activities. In some cases, failure to follow such formalities or obtain relevant evidence may call into question the validity of the entity or the actions taken. Our management is unable to predict the effect of additional corporate and regulatory formalities which may be adopted in the future including whether any such laws or regulations would materially increase our cost of doing business or affect our operations in any area.

We may in the future enter into agreements and conduct activities outside of the jurisdictions where we currently carry on business, which expansion may present challenges and risks that we have not faced in the past, any of which could adversely affect our results of operations and/or our financial condition.

We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to mitigate our foreign exchange risk through hedging transactions may be limited.

We expect to incur up to 10% of our expenses in currencies other than the United States dollar; however, a substantial portion of our operating expenses are incurred in United States dollars. Fluctuations in the exchange rate between the U.S. dollar and other currencies may have a material adverse effect on our business, financial condition and operating results. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the United States dollar, particularly the Canadian dollar. Exchange rate fluctuations could adversely affect our operating results and cash flows and the value of our assets outside of the United States. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, then our customers may be required to pay higher amounts for our products or services, which they may be unable or unwilling to pay. Changes in exchange rates and our limited ability or inability to successfully hedge exchange rate risk could have an adverse impact on our liquidity and results of operations.

We may be unable to operate in new jurisdictions where our customers operate because of new regulations.

We are subject to regulation in any jurisdiction where our customers access our systems. To expand into any such jurisdiction we may need to operate according to local regulations. In some cases, this may require us to be licensed, or obtain approvals for our products or services. If we do not receive or receive a revocation of a license in a particular jurisdiction for our products or services, we would not be able to sell or place our products or services in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

Privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.

Personal privacy has become a significant issue in the United States and many other countries in which we currently operate and may operate in the future. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information obtained from individuals. Changes to laws or regulations affecting privacy could impose additional costs and liability on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations, any of which could adversely affect our business, liquidity and results of operations.

Our results of operations could be affected by natural events in the locations in which we operate or where our customers or suppliers operate.

We, our customers, and our suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or flood that could disrupt operations. Any serious disruption at any of our facilities or the facilities of our customers or suppliers due to a natural disaster could have a material adverse effect on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or re-establish these functions and negatively impact our operating results. While we intend to seek insurance against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of our customers or suppliers may adversely affect our business, results of operations or financial condition.

Risks Related to Regulation

We are subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities.

Violations of these laws and regulations could result in significant fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, prohibitions on the conduct of our business and our inability to market and sell our products or services in one or more countries. Additionally, any such violations could materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees and our business, prospects, operating results and financial condition.

Regulations that may be adopted with respect to the internet and electronic commerce may decrease the growth in the use of the internet and lead to the decrease in the demand for our services.

We may become subject to any number of laws and regulations that may be adopted with respect to the internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the internet. The adoption of new laws or regulations relating to the internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the internet, decrease the demand for our services, increase our cost of doing business or could otherwise have a material adverse effect on our business, revenues, operating results and financial condition.

Risks Related to Our Common Shares and Our Warrants

We are subject to the continued listing criteria of Nasdaq, and our failure to satisfy these criteria may result in delisting of our common shares or Unit A Warrants from The Nasdaq Capital Market and could also jeopardize our continued ability to trade in the United States on The Nasdaq Capital Market.

Our common shares and Unit A Warrants are currently listed for trading on The Nasdaq Capital Market. In order to maintain the listing on Nasdaq or any other securities exchange we may trade on, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, Nasdaq may delist our securities if, in the exchange’s opinion, our financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if we sell or dispose of our principal operating assets or cease to be an operating company; if we fail to comply with the listing requirements; or if any other event occurs or any condition exists which, in their opinion, makes continued listing on the exchange inadvisable.

If the Nasdaq were to delist our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our common shares, reduced liquidity, decreased analyst coverage, and/or an inability for us to obtain additional financing to fund our operations.

The trading price of our common shares has been, and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

Our share price is highly volatile. During the period from January 1, 2023 to December 31, 2023, the closing price of our common shares ranged from a high of $26.56 per share to a low of $2.37 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies; however, the fluctuation in the price of our common shares is still larger than the stock market in general. As a result of this volatility, you may not be able to sell your common shares at or above the price at which you purchased your common shares and you may lose some or all of your investment. In addition to the general volatility risks of the market, our common shares, we may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common shares. As a company with a relatively small public float, our common shares may experience greater stock price volatility, extreme price run-ups, lower trading volume, large spreads in bid and asked prices, and less liquidity than large-capitalization companies. The aspects of the trading in the common shares may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the value of our common shares. Because of the low public float and the absence of any significant trading volume, the public offering price may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. If the trading volumes of the common shares are low, persons buying or selling in relatively small quantities may easily influence the prices of the common shares. A low volume of trades could also cause the price of the common shares to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of the common shares. The volatility also could adversely affect our ability to issue additional common shares or other securities and our ability to obtain stock market based financing in the future. No assurance can be given that an active market in our common shares will develop or be sustained.

The market prices of our common shares and Unit A Warrants are likely to be highly volatile because of several factors, including a limited public float.

The market prices of our common shares and Unit A Warrants have experienced significant price and volume fluctuations and the prices of such securities are likely to be highly volatile in the future. You may not be able to resell our common shares or Unit A Warrants following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common shares;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market prices of our common shares and/or our Unit A Warrants. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading prices of our common shares and/or Unit A Warrants, regardless of our actual operating performance.

One shareholder owns a significant percentage of our common shares and will be able to exert significant control over matters subject to shareholder approval.

One shareholder, Cronus Equity Capital Group, LLC (“Cronus”), beneficially owns 39.50 % of our outstanding common shares, which allows Cronus to exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. As a result, Cronus possesses substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. In addition, this concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. See “Principal Shareholders” for more information.

Our common shares have in the past been a “penny stock” under SEC rules, and our Unit A Warrants may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

In the past, our common shares were a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below US$5.00). While our common shares and Unit A Warrants are not currently considered “penny stock” because they are listed on The Nasdaq Capital Market, if we are unable to maintain that listing and our common shares and/or our Unit A Warrants are no longer listed on The Nasdaq Capital Market, unless we maintain a per-share price above $5.00, our common shares and/or Unit A Warrants will be considered “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common shares or our warrants and may affect your ability to resell our common shares and our Unit A Warrants.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common shares or our Unit A Warrants will not be classified as a “penny stock” in the future.

If the benefits of any proposed acquisition do not meet the expectations of investors, shareholders or financial analysts, the market price of our common shares and/or Unit A Warrants may decline.

If the benefits of any proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common shares and/or Unit A Warrants prior to the closing of the proposed acquisition may decline. The market values of our common shares and/or Unit A Warrants at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our common shares and/or Unit A Warrants irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress the price of our common shares and/or Unit A Warrants regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell all or some of their common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 2,506,015 common shares outstanding as of December 31, 2023, approximately 1,516,112 shares were tradable without restriction. Given the limited trading of our common shares, resale of even a small number of our common shares pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common shares.

We have never paid dividends on our common shares and may not do so in the future.

Holders of our common shares are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our common shares and we do not expect to pay cash dividends on our common shares in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common shares may have will be in the form of appreciation, if any, in the market value of their common shares. See “Dividend Policy.”

Holders of our warrants will have no rights as a common shareholder until they acquire our common shares.

Until you acquire our common shares upon exercise of your warrants, you will have no rights as a shareholder in respect of the common shares underlying such warrants. Upon exercise of your warrants, you will be entitled to exercise the rights of a common shareholder only as to matters for which the record date occurs after the exercise date.

Our articles and certain Canadian legislation contain provisions that may have the effect of delaying or preventing a change in control.

Certain provisions of our articles could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors may be willing to pay for our common shares. The material differences between the British Columbia Business Corporations Act, or BCBCA, and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

In addition, a non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian Business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded. Finally, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). The Competition Act (Canada) establishes a pre-merger notification regime for certain types of merger transactions that exceed certain statutory shareholding and financial thresholds. Transactions that are subject to notification cannot be closed until the required materials are filed and the applicable statutory waiting period has expired or been waived by the Commissioner. However, the Competition Act (Canada) permits the Commissioner of Competition to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in us, whether or not it is subject to mandatory notification. Otherwise, there are no limitations either under the laws of Canada or British Columbia, or in our articles on the rights of non-Canadians to hold or vote our common shares. Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.

Because we are a corporation incorporated under the laws of British Columbia and some of our directors and officers are residents of Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the U.S. federal securities laws. Similarly, it may be difficult for Canadian investors to enforce civil liabilities against our directors and officers residing outside of Canada.

We are a corporation incorporated under the laws of British Columbia. Some of our directors and officers or other experts named herein are residents of Canada and all or a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the U.S. federal securities laws. Investors should not assume that Canadian courts: (1) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or blue sky laws of any state within the United States or (2) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

We have filed with the SEC to redomicile from British Columbia to Delaware, however the transaction may not be approved by shareholders, or we may abandon the effort before the transaction is consummated.

We filed an S-4 registration statement to redomicile from British Columbia to Delaware, but we may not receive shareholder approval to enact the move or we may abandon the effort before the transaction is consummated.

As we are a reporting company under the Exchange Act, we will be obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common shares.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as defined in the JOBS Act. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common shares held by non-affiliates exceeds US$700 million as of any November 30 before that time, in which case we would no longer be an emerging growth company as of the following May 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will continue to incur increased costs as a result of operating as a reporting company under the Exchange Act, and our management will continue to be required to devote substantial time to compliance with our reporting company responsibilities and corporate governance practices.

As a reporting company under the Exchange Act, and particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies. We are also obligated to file with the Canadian securities regulators similar reports pursuant to securities laws and regulations applicable in all the provinces and territories of Canada in which we will be a reporting issuer. Compliance with these laws and regulations has increased and will continue to increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly. Our management and other personnel must devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional future costs we will incur as a public company or the timing of such costs.

U.S. Holders of our common shares may suffer adverse tax consequences if we are treated as a passive foreign investment company.

A non-U.S. corporation generally will be treated as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income (such as interest income) or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets) during such year is attributable to assets that produce or are held for the production of passive income. Based on the current and anticipated composition of the income, assets and operations of the Company and its subsidiaries, we do not believe that we will be a PFIC for U.S. federal income tax purposes for the current taxable year or for future taxable years. However, the application of the PFIC rules is subject to uncertainty in several respects, and a separate determination must be made after the close of each taxable year as to whether we are a PFIC for that year. Changes in the composition of our income or assets may cause us to become a PFIC. Accordingly, there can be no assurance that we will not be a PFIC for any taxable year. If we are a PFIC for any taxable year during which a U.S. Holder (as that term is defined below in “Material U.S. Federal Income Tax Considerations for U.S. Holders”) holds our common shares, such U.S. Holder may be subject to adverse tax consequences. In particular, absent certain elections, a U.S. Holder would generally be subject to U.S. federal income tax at ordinary income tax rates, plus a possible interest charge, in respect of a gain derived from a disposition of our common shares, as well as certain distributions by us. The PFIC rules are complex, and each prospective investor is strongly urged to consult its tax advisors regarding the application of these rules to such investor’s particular circumstances. See “Material United States Federal Income Tax Considerations for U.S. Holders”.

Changes to tax laws may have an adverse impact on us and holders of our common shares.

Changes in tax laws, including amendments to tax laws, changes in the interpretation of tax laws or changes in the administrative pronouncements or positions by the CRA, may also have a material adverse effect on our shareholders and their investment in our common shares. Purchasers of our common shares should consult their tax advisors regarding the potential tax consequences associated with the acquisition, holding and disposition of our common shares in their particular circumstances.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. Our Chief Technology Officer (CTO) evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we have engaged with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems in an ongoing and as needed basis. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our CTO. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence,

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The CTO and the Chief Executive Officer (“CEO”) play a pivotal role in informing the Audit Committee on cybersecurity risks. The CTO keeps the CEO apprised of any noteworthy activity on an ongoing basis. The CEO in turn provides comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;

●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and learnings from any cybersecurity events; and

●	Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive.

ITEM 2. Properties

Our principal executive offices are located at 1558 West Hastings Street, Vancouver, BC V6G 3J4 Canada. The Canada office is leased. We are a distributed organization and do not maintain a central office that at which our employees work. Our employees primarily work from home or from coworking spaces. We do not intend to lease additional office space. We believe our facilities are adequate for our current needs and we do not believe we will encounter any difficulty in extending the terms of the lease by which we occupy our office. The following is a summary description of our material, tangible fixed assets, including facilities leases:

Office	Address	Rental Term	Space

Canadian Corporate Office	1558 West Hastings Street, Vancouver, BC V6G 3J4	Month-to-month beginning July 2021	300 sq. ft.

ITEM 3. Legal Proceedings

As of the date hereof, we are not a party to any material legal or administrative proceedings. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

ITEM 4. Mine Safety Procedures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

Market Information for Common Shares and Unit A Warrants

Our common shares and Unit A Warrants are presently quoted on Nasdaq, under the symbol “VS” and “VSSYW,” respectively. On March 28, 2024, the closing price of our common shares on Nasdaq was $2.08 and the closing price of our Unit A Warrants on Nasdaq was $0.051

Holders

As at December 31, 2023, the registrar and transfer agent for our common shares reported that there were 2,506,015 common shares issued and outstanding. Of these, 49,139 were registered to Canadian residents, including 44,713 common shares registered to CDS & Co., which is a nominee of the Canadian Depository for Securities Limited. The 49,139 common shares were registered to 27 shareholders in Canada, one of which is CDS & Co. 2,430,388 of our common shares were registered to residents of the U.S., including 1,432,648 common shares registered to CEDE & Co., which is a nominee of Depository Trust Company. The 2,430,388 common shares were registered to 89 shareholders in the U.S., one of which is CEDE & Co. 26,488 of our common shares, held by nine Shareholders, were registered to residents of other foreign countries.

Dividends

We have not declared any common share dividends to date. We have no present intention of paying any cash dividends on our common shares in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, is within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no material restrictions in our articles that restrict us from declaring dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	28,990	$165.38	346,912
Equity compensation plans not approved by security holders	—	—	—
Total	28,990	$165.38	346,912

ITEM 6. RESERVED

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

We offer a suite of proprietary business-to-business software tools that are meant to drive user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

Our customers are mostly sports teams, venues, and advertising agencies, who typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At December 31, 2022, we had 16 active customers. At December 31, 2023, we had five active customers.

Our products and games are designed so that end users of our products could earn prizes by registering on our system and completing in-content challenges like trivia, polls, or casual mobile games. Players could use our system to play a variety of games and earn a wide range of prize types, provided by advertisers and sponsors. Our products, include our in-venue XEO and Filter Fan Cam products for live events, and our new stand-alone “Winfinite” product that can be used by brands, advertising agencies, and content partners to reach potential customers outside of sports venues, on mobile devices. We also have an IP portfolio that could create future licensing and product development opportunities including our recently allowed Artificial Intelligence (“AI”) and Machine Learning (“ML”) series of patent claims.

With the acquisition of Xcite Interactive in June 2021, we acquired a number of key pieces of technology and relationships that have helped to drive our engagement and rewards business, including a live events fan engagement business that has partnered with professional sports franchises in the National Football League (“NFL”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”) and others to increase audience engagement using interactive gaming functions like trivia, polling, and casual games that can be played alongside live experiences whether a player is at-home, in a restaurant, or in-venue at the event itself. Our three largest customers in 2023 were the San Jose Sharks, the Sacramento Kings, and ENT Marketing, a marketing agency that used our platform to promote Coca-Cola products.

We now have three principal software products. Our eXtreme Engagement Online or “XEO” platform is designed primarily for in-venue main-board work in stadiums and arenas. Our Filter Fan Cam (FFC) platform is an Augmented Reality filtering tool that can be used for mobile and in-venue applications. In addition, we have a stand-alone gaming and prizing product that we call “Winfinite,” which allows brands, media companies, and advertising agencies to reach out to customers directly on their mobile devices. We license these three software products to teams, ad agencies, and other content creators.

Significant Components of Our Results of Operations

Revenue. In general, we recognize revenue when the amount of revenue can be reliably measured, it is probable that future economic benefits will flow to us, where there is evidence of an arrangement, when the selling price is fixed or determinable, and when specific criteria have been met or there are no significant remaining performance obligations for each of our activities as described below. Foreseeable losses, if any, are recognized in the year or period in which the loss is determined.

We earn revenue through the development and maintenance of custom-built software.

We recognize revenues received from the development and maintenance of custom-built software and other professional services provided upon the satisfaction of our performance obligation in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Performance obligations can be satisfied either at a single point in time or over time. For those performance obligations that are satisfied at a single point in time, the revenue is recognized at that time. For each performance obligation satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation.

Our contracts with customers may include multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are capable of being distinct within the context of the contract. Determining which performance obligations are considered distinct may require significant judgment. Judgment is also required to determine the amount of revenue associated with each distinct performance obligation.

Operating Expenses. We classify our operating expense as research and development, and selling, general and administrative. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, benefits and bonuses. Additionally, these categories include intangible amortization, amortization expense, interest expense, software costs, professional fees and share-based compensation.

Operating Results

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022

Statement of Operations and Comprehensive Loss Data:
Revenue	$271,169	$1,108,840
Cost of revenues	103,067	617,049
Gross Margin	168,102	491,791

Expenses
Research and development	1,107,235	2,406,006
Selling, general and administrative	5,944,909	11,838,128
Impairment of goodwill and other intangibles	3,968,332	8,919,002
Total Operating Expenses	11,020,476	23,163,36
Operating loss	(10,852,374)	(22,671,345)
Employee retention credit	(354,105)	-
Change in fair value of warrant liability	-	(361,055)
Other income/(expense)	13,888	162,902
Net loss	(10,512,157)	(22,473,192)

Other total comprehensive loss:
Change in foreign currency translation, net of tax	93,317	154,970
Total comprehensive loss	$(10,418,840)	$(22,318,222)

Basic and diluted earnings per share to shareholders	$(10.66)	$(192.89)

Revenue

Our revenues are derived from three primary sources: software licensing, professional services and advertising. Revenue was $271,169 for the year ended December 31, 2023, representing a decrease of $847,671, or 76%, from $1,108,840 for the year ended December 31, 2022. The decrease was primarily due to a significant reduction in the number of clients from 16 active clients at December 31, 2022 to five active clients at December 31, 2023.

Cost of revenues

Cost of revenues was $103,067 for the year ended December 31, 2023, representing a decrease of $513,982, or 83%, from $617,049 for the year ended December 31, 2022. The decrease was primarily due to significant reductions in staff related to our company restructuring.

Research and development

Research and development was $1,107,235 for the year ended December 31, 2023, representing a decrease of $1,298,771, or 54%, from $2,406,006 for the year ended December 31, 2022. The decrease was primarily due to a reduction in staffing levels, including a large portion of our engineering staff, and a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $5,944,909 for the year ended December 31, 2023, representing a decrease of $5,893,219, or 50%, from $11,838,128 for the year ended December 31, 2022. The decrease was primarily due to a reduction in staffing levels, from 39 employees at December 31, 2022 to 8 employees at December 31, 2023, and stock compensation expense, which decreased from $1,567,583 in 2022 to $(1,452,380) in 2023.

Impairment of goodwill and other intangible assets

Impairment of goodwill and other intangible assets was $3,968,332 for the year ended December 31, 2023, representing a decrease of $4,950,670 or 56% from $8,919,002 for the year ended December 31, 2022. A number of factors influenced the performance of Xcite Interactive in 2022, including reduced revenue projections, the time and cost involved in creating custom games, the departure of key Xcite employees, and the competitive landscape of the fan engagement industry. As a result, we engaged a third-party to conduct an impairment analysis as of December 31, 2022 and December 31, 2023, which resulted in an $8,919,002 impairment loss in 2022. The $3,968,332 impairment as of December 31, 2023 was related to the impairment of capitalized software from our HP contract and platform.

Loss from Operations

Loss from operations was $10,852,374 for the year ended December 31, 2023, representing a decrease of $11,818,971, or 52%, from $22,671,345 for the year ended December 31, 2022. Decreases in salaries because of reduced staffing levels and software were somewhat offset by decreases in revenue.

Change in fair value of warrant liability

Change in fair value of the warrant liability was $0 for the year ended December 31, 2023, representing an increase of $361,055, from ($361,055) for the year ended December 31, 2022. The warrant liability was a result of having warrants in Canadian dollars and the change in functional currency to the United States dollar on February 1, 2021. The Canadian warrants expired in November 2022.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

Our financial condition and liquidity is and will continue to be influenced by a variety of factors, including:

●	our ability to generate cash flows from our operations;

●	future indebtedness and the interest we are obligated to pay on this indebtedness;

●	the availability of public and private debt and equity financing;

●	changes in exchange rates which will impact our generation of cash flows from operations when measured in CAD; and

●	our capital expenditure requirements.

Overview

Since inception, we have incurred significant operating losses. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $10.5 million and $22.4 million, respectively. During such periods, we have financed our operations primarily through an initial public offering of our common shares in January 2021 and subsequent public offerings, registered direct offerings, and private placements. In February 2023, we completed a registered direct offering of our common shares in which we received gross proceeds of $2.25 million and net proceeds of approximately $2 million. In October 2023, we completed a public direct offering of our common shares in which we received gross proceeds of approximately $3 million and net proceeds of approximately $2.5 million. In November 2023, we completed a private placement of our equity securities in which we received gross proceeds of $2.6 million. Throughout 2023, we received approximately $4.6 million in proceeds from warrant exercises. Our cash and cash equivalents as of December 31, 2023 was $4.7 million. Our primary cash needs are for working capital requirements, capital expenditures and to fund our operations.

We are subject to the risks and uncertainties associated with a new business. We believe that our current resources and the expected revenues from operations will be insufficient to fund our planned operations for the next twelve months. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023 stated that our recurring losses from operations, accumulated deficit as of December 31, 2023, inability to achieve positive cash flows from operations and inability to fund day to day activities through operations indicates that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern.

We plan to increase our cash flow from our operations to address some of our liquidity concerns and are evaluating other strategic alternatives. However, to execute our business plan and implement our business strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current shareholders’ ownership in us and could also result in a decrease in the market price of our common shares. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, including reductions in our research and development expenses or headcount reductions, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

Cash Flows

The following summarizes the key components of our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities	$(5,471,406)	$(9,153,544)
Net cash used in investing activities	(14,514)	(2,536,832)
Net cash provided by financing activities	8,996,080	11,191,067
Net increase (decrease) in cash	$3,510,160	$(499,309)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $5,471,406 as compared to $9,153,544 for the year ended December 31, 2022. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $14,514 as compared to $2,536,832 for the year ended December 31, 2022. The change in cash flow used in investing activities was primarily attributable to a significant reduction in payroll capitalized for the development of intangible assets, and a reduction in the amount of equipment purchased.

Financing Activities

Net cash provided by financing activities was $8,996,080 for the year ended December 31, 2023 as compared to $11,191,067 for the year ended December 31, 2022. The change in cash flow provided by financing activities was mainly attributable to proceeds we received from the issuance of common shares, exercise of warrants and options, and repayments on notes payable.

Indebtedness

Notes Payable

From 2017 to December 31, 2022, we issued $4,750,818 aggregate principal amount of promissory notes primarily to Brian Tingle, one of our directors. The notes bore interest at the prime rate of the Bank of Canada, which has ranged from 2.45% to 3.95% per annum, compounded annually, that was payable quarterly, and had a maturity date of three years from the date of issuance. As of December 31, 2023, all loans have been repaid and we had recorded $0 in accrued interest that was included in accounts payable and accrued liabilities.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions are continually evaluated and are based on historical experience and management’s assessment of current events and other facts and circumstances that are considered to be relevant. Actual results could differ from these estimates.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting year, that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

Estimate for excess credit losses

We apply the Current Expected Credit Loss (CECL) model under ASC 326 for impairment of financial assets. This model requires the recognition of an allowance for credit losses based on expected losses over the life of the asset. If the credit risk of a financial asset decreases in a subsequent period, any previously recognized impairment loss is reversed through profit or loss, limited to the extent that the carrying amount does not exceed what the amortized cost would have been had the impairment not been recognized.

Deferred financing costs

Deferred financing costs consist primarily of direct incremental costs related to our public offerings of our common stock completed in February 2023. Upon completion of our public offering and financing any deferred costs were offset against the proceeds.

Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. Such cost includes the cost of replacing part of the property and equipment. All other repair and maintenance costs are recognized in the consolidated statements of operations and comprehensive loss. The initial cost of property and equipment comprises its purchase price or construction cost and any costs directly attributable to bringing it to a working condition for its intended use. The purchase price or construction cost is the aggregate amount of cash consideration paid and the fair value of any other consideration given to acquire the asset. Where an item of property and equipment is comprised of significant components with different useful lives, the components are accounted for as separate items of property and equipment. For all property and equipment, depreciation is calculated over the depreciable amount, which is the cost of an asset less its residual value. Depreciation is calculated starting on the date that property and equipment is available for its intended use.

Intangible assets

Intangible assets acquired separately are measured upon initial recognition at cost, which comprises the purchase price plus any costs directly attributable to the preparation of the asset for its intended use. Intangible assets acquired through business combinations (Xcite Interactive) or asset acquisitions are initially recognized at fair value as at the date of acquisition. After initial recognition, intangible assets are carried at cost less accumulated amortization and any accumulated impairment charges.

Warrant liability

Equity financing transactions may involve issuance of common shares or units. Each unit comprises a certain number of shares and a certain number of warrants. Depending on the terms and conditions of each equity financing transaction, the warrants are exercisable to purchase additional common shares at a price prior to expiry as stipulated by the transaction. Warrants that are part of units are assigned a value based on the residual value, if any.

As of February 1, 2021, the Canadian dollar denominated warrants were considered a derivative liability since the obligation to issue shares was not fixed in our functional currency. The derivative warrant liability was measured as fair value at issue with subsequent changes recognized in the statement of loss and comprehensive loss. A $9,743,659 warrant derivative loss was recorded in the statement of loss and comprehensive loss beginning February 1, 2021 when we changed our functional currency. We use the Black-Scholes Option Pricing Model for valuation of share-based payments and derivative financial assets (e.g. investments in warrants). Option pricing models require the input of subjective assumptions including expected price volatility, interest rates, and forfeiture rates. Changes in the input assumptions can materially affect the fair value estimate and our earnings and equity reserves. The last set of Canadian warrants expired on November 17, 2022.

Income taxes

We account for income taxes utilizing the assets and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss and tax credit carry forwards, using enacted tax rates and laws that are expected to be in effect when the differences reverse.

A valuation allowance is recorded against deferred tax assets when management does not believe that the realization of DTA’s is more likely than not. While management believes that its judgements and estimates regarding deferred tax assets and liabilities are appropriate, significant differences in actual results may materially affect our future financial results.

We recognize any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, we did not record any accruals for interest and penalties. We do not foresee material changes to our uncertain tax positions within the next twelve months.

Determination of share-based payments

The estimation of share-based payments (including warrants and stock options) requires the selection of an appropriate valuation model and consideration as to the inputs necessary for the valuation model chosen. We use the Black-Scholes valuation model at the date of the grant. We make estimates as to the volatility, the expected life, dividend yield and the time of exercise, as applicable. The expected volatility is based on the average volatility of share prices of similar companies over the period of the expected life of the applicable warrants and stock options. The expected life is based on historical data. These estimates may not necessarily be indicative of future actual patterns.

Deferred revenues and revenue recognition

Revenue recognition of sales is recorded on a monthly basis upon delivery or as the services are provided. Cash received in advance for services are recorded as deferred revenue based on the proportion of time remaining under the service arrangement as of the reporting date.

Functional currency

The functional currency for each of our subsidiaries is the currency of the primary economic environment in which the respective entity operates. Such determination involves certain judgements to identify the primary economic environment. We reconsider the functional currency of our subsidiaries if there is a change in events and/or conditions which determine the primary economic environment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this item, together with the reports therein by Ramirez Jimenez International CPAs, are set forth at the pages indicated in Item 15(a)(2) and 15(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our chief executive officer and chief financial officer, has concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment using the criteria in the updated Internal Control-Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2023. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Senior Management

The following table sets forth the names and ages of the members of our board of directors and our executive officers and the positions held by each. Our board of directors elects our executive officers annually by majority vote. Each director’s term continues until his or her successor is elected or qualified at the next annual meeting, unless such director earlier resigns or is removed.

Name	Age	Positions and Offices
Matthew Pierce	46	Director and Chief Executive Officer
Craig Finster	47	President and Chief Financial Officer
Alex Peachey	49	Chief Technology Officer
Keyvan Peymani	47	Executive Chairman of the Board of Directors
Michelle Gahagan	65	Independent Director
Shannon Pruitt	49	Independent Director
Luis Goldner	55	Independent Director
David Catzel	70	Independent Director
Juan Carlos Barrera	60	Independent Director

The following is information about the experience and attributes of the members of our board of directors and senior executive officers as of the date of this Annual Report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Matthew Pierce, 46, was the Founder of Versus LLC and joined our company as Chief Executive Officer and a director in 2016. Mr. Pierce has over 20 years of experience working in entertainment and technology. Prior to founding Versus Systems, Mr. Pierce founded in June 2014 and was until June 2016 the chief executive officer of OLabs, LLC, a technology incubator that founded Versus. From April 2011 to June 2014, Mr. Pierce was Vice President of Strategy at Originate Inc., a business incubator where he worked with early-stage technology companies. Since 2014, Mr. Pierce has been a Lecturer at the University of California, Los Angeles, or UCLA, Anderson School of Management and in the Economics department at UCLA, where he teaches entrepreneurship. Mr. Pierce is a graduate of Stanford University and earned his MBA from the UCLA Anderson School of Management.

Craig Finster, 47, joined our company as Chief Financial Officer in 2016 and additionally as President in 2019. Mr. Finster has over 20 years of experience in finance, accounting, and corporate development for technology companies. Between April 2010 and March 2019, Mr. Finster worked at Originate, Inc. in a variety of roles, including Sr. Vice President of Corporate Partnerships and Managing Director of Originate’s Strategic Advisory Group, which focused on capital advisory for early and growth stage companies. He received his bachelor’s degrees in economics and finance from the University of Arizona and his MBA from the UCLA Anderson School of Management.

Alex Peachey, 49, joined our company as Chief Technology Officer in May 2016. Mr. Peachey leads the architecture efforts for our Elixir-based Winfinite challenge platform. Prior to joining us, Mr. Peachey founded Threadbias LLC in January 2011, an online community for people who love to sew and wish to exchange ideas, share projects and join or create groups. He continues to serve as their CEO. From February 2012 to May 2016, Mr. Peachey served the Director of Engineering at Originate, Inc., where he managed a team of software engineers. He holds a BS in Computer Science from Western Washington University and an MBA from the University of Washington.

Keyvan Peymani, 47, joined our company as a director in 2016 and became Executive Chairman of the Board of Directors in April 2020. Mr. Peymani is a veteran senior executive and leader working at the intersection of technology, media, and venture capital. Since April 2021 Mr. Peymani has been the Chief Marketing Officer of Cirque du Soleil. From March 2017 to January 2019, Mr. Peymani served as the Head of Startup Marketing for Amazon Web Services where he was responsible for the global marketing strategy. Since January 2016, he has been serving as a Venture Partner and Senior Advisor to Touchdown Ventures, a venture capital firm pairing with several leading corporations to establish and manage their platforms. From June 2012 to February 2016, Mr. Peymani served as the Managing Director, Digital Strategy Division at ICM Partners, one of the world’s largest talent and literary agencies, and was the firm’s chief digital executive, reporting to the Executive Board. Mr. Peymani has a BA in Religious Studies and a BA in Neurobiology with concentrations in Neuroscience from Northwestern University. He holds an MBA from the UCLA Anderson School of Management.

Michelle Gahagan, 65, joined our company as a director in 2016. Since May 2006, Ms. Gahagan has been serving as the Managing Director of Intrepid Financial, a privately-held merchant bank based in Vancouver, British Columbia and London, England. In August 2014, Ms. Gahagan founded and has since been serving as a director of France Bike Rentals, a large bike rental business with over 500 rental bikes and over 2,500 annual reservations. Since January 2018, Ms. Gahagan has been serving as the Board Chair of Canadian Palladium Resources, an exploration company specializing in palladium and cobalt projects. From February 2016 to June 2018, she also served as a director at US Cobalt Inc., a Canadian-based company focused on the exploration of cobalt assets in the Idaho cobalt belt. Ms. Gahagan graduated from Queens University Law School and practiced corporate law for 20 years. Ms. Gahagan has extensive experience advising companies with respect to international tax-driven structures, mergers and acquisitions.

Shannon Pruitt, 49, joined our company as a director in September 2022. Ms. Pruitt has served as the Global Chief Content Officer of Stagwell Media Network since September 2021, where she is responsible for global content-related agency and client partnerships, products and solutions. As part of the Stagwell acquisition of  MDC Media Partners, where she was President of Content, Managing Director, from August 2020 to December 2021. Pruitt was promoted into her global role within the Stagwell Media Network. From July 2019 to August 2020, she was the Managing Partner, EVP: Walt Disney Television Networks Portfolio. Ms. Pruitt has extensive consumer engagement and marketing experience from her prior roles as Chief Marketing Officer of The Honest Company (2018-2019), Co-founder and President of Dentsu’s The Story Lab (2014-2017), and Chief Content Officer at Carat (2017-2018). She has also previously built and led integrated marketing and sales teams at global production powerhouses Fremantle Media, Mark Burnett Productions, Warner Bros, 19 Entertainment, and Octagon, where she was responsible for the strategy and activation of MasterCard’s FIFA World Cup, Major League Baseball and the NFL sponsorships.

Luis Goldner, 55, joined our company as a director in December 2023. Mr. Goldner is a senior corporate executive, having managed and operated fortune 500 companies in LATAM and North America. Mr. Goldner has served as Chief Operating Officer of Icaro Media Group Inc. since 2019, and is responsible for global partnerships, consumer trends and operational best practices. From 2018 to 2019, Mr. Goldner was the VP of Business at Skyy Digital Media Group. Previously, Mr. Goldner served as Chief Executive Officer of Intralot do Brazil and Chief Executive Officer for Trust Impressores, a subsidiary of Oberthur Group and has also served as head of business development and Managing director of Estrategia Investimentos SA / Citibank in asset management. Mr. Goldner holds a degree in Economics from Universidade Gama Filho RJ–Brazil.

David Catzel, 70, joined our company as a director in December 2023. Mr. Catzel is an accomplished business and technology executive with an extensive history of strategic alliances in media content, licensing, marketing and technology. Since 2020, Mr. Catzel has served as a consultant to the Holistyx Group and a Senior 5G Connectivity Solutions Specialist to T-Mobile. From 2017 to 2020, he was the VP Digital Transformation at FuseConnections. From 2020 to 2023 he was also a Senior Industry Digital Strategist: Automotive, Mobility, and Transportation at Microsoft.

Juan Carlos Barrera, 60, joined our company as a director in December 2023. Mr. Barrera is a senior corporate executive with extensive experience in finance, international investments, acquisitions and global partnerships. Since 2020, Mr. Barrera has served as Chief Commercial Officer of Icaro Media Group Inc., responsible for strategic partnerships and global strategy. From 2015 to 2019, Mr. Barrera served as President of SKYY Digital Media. He was also previously the CEO of Global Select Wealth Management, and for over twenty years Mr. Barrera worked at Prudential Financial where he served both as Director of Institutional Wealth Management at Prudential International Investments and Director of Institutional Investments at Dryden Wealth Management. Mr. Barrera holds degrees in Economics and Business Administration from Coe College.

Board Practices

Board Composition and Structure; Director Independence

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of seven members. The term of office for each director will be until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by shareholders, we believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. As set forth in our corporate governance guidelines, when considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors and director nominees will provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Our board of directors expects a culture of ethical business conduct. Our board of directors encourages each member to conduct a self-review to determine if he or she is providing effective service with respect to both our company and our shareholders. Should it be determined that a member of our board of directors is unable to effectively act in the best interests of our shareholders, such member would be encouraged to resign.

Board Leadership Structure

Our articles and our corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Matthew Pierce currently serves as our Chief Executive Officer and Keyvan Peymani serves as Executive Chairman of the Board.

As Executive Chairman of the Board, Mr. Peymani’s key responsibilities will include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s shareholders and managing relations with shareholders, other stakeholders and the public.

We will take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors will be able to request at any time a meeting restricted to independent directors for the purposes of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.

Foreign Private Issuer Status

In our annual assessment of our foreign private issuer status on June 30, 2023, we determined that we no longer meet the requirements of a foreign private issuer. As a result, as of January 1, 2024, we are no longer permitted to follow the corporate governance practices of our home country (Canada) and to avail ourself of the reduced disclosure requirements and applicable exemptions from U.S. securities rules and regulations. Effective on January 1, 2024, we transitioned to U.S. domestic reporting status and became subject to the reporting requirements of domestic U.S. issuers.

Committees of our Board of Directors

The standing committees of our board of directors consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Each of the committees reports to our board of directors as they deem appropriate and as our board may request. Each committee of our board of directors has a committee charter that will set out the mandate of such committee, including the responsibilities of the chair of such committee.

The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The audit committee is responsible for, among other matters:

●	appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them;

●	overseeing our independent registered public accounting firm’s qualifications, independence and performance;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and

●	reviewing and approving related person transactions.

Our audit committee consists of three of our directors, Michelle Gahagan, Shannon Pruitt, and Juan Carlos Barrera, each of whom meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and Nasdaq listing rules. Ms. Gahagan serves as chairman of our audit committee. Our board of directors has determined that Ms. Gahagan qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. The written charter for our audit committee is available on our corporate website at www.versussystems.com. The information on our website is not part of this Annual Report.

Compensation Committee

The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors, chief executive officer and other executive officers;

●	producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	administering our stock plans and other incentive compensation plans.

Our compensation committee consists of three of our directors, Michelle Gahagan, Shannon Pruitt, and David Catzel, each of whom meets the definition of “independent director” under the Nasdaq rules and the definition of non-employee director under Rule 16b-3 promulgated under the Exchange Act. Ms. Gahagan serves as chairman of our compensation committee. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.versussystems.com. The information on our website is not part of this Annual Report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee will be responsible for, among other matters:

●	determining the qualifications, qualities, skills and other expertise required to be a director and developing and recommending to the board for its approval criteria to be considered in selecting nominees for director;

●	identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

●	overseeing the organization of our board of directors to discharge our board’s duties and responsibilities properly and efficiently;

●	reviewing the committee structure of the board of directors and the composition of such committees and recommending directors to be appointed to each committee and committee chairmen;

●	identifying best practices and recommending corporate governance principles; and

●	developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

Our nominating and corporate governance committee consists of three of our directors, Michelle Gahagan, Shannon Pruitt, and Luis Goldner, each of whom meets the definition of “independent director” under the Nasdaq rules. Ms. Gahagan serves as chairman of our nominating and corporate governance committee. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.versussystems.com. The information on our website is not part of this Annual Report.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of our board of directors or compensation committee. None of the members of our compensation committee, when appointed, will have at any time been one of our officers or employees.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Director Term Limits

Our board of directors has not adopted policies imposing an arbitrary term or retirement age limit in connection with individuals serving as directors as it does not believe that such a limit is in the best interests of our company. Our nominating and corporate governance committee will annually review the composition of our board of directors, including the age and tenure of individual directors. Our board of directors will strive to achieve a balance between the desirability of its members having a depth of relevant experience, on the one hand, and the need for renewal and new perspectives, on the other hand.

Risk Oversight

Our board of directors oversees the risk management activities designed and implemented by our management. Our board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors regularly receives detailed reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our board of directors has delegated to the audit committee oversight of our risk management process. Our other board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our website at www.versussystems.com by clicking on “Investors.” If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this Annual Report.

Our board of directors, management and all employees of our company are committed to implementing and adhering to the Code of Ethics. Therefore, it is up to each individual to comply with the Code of Ethics and to be in compliance of the Code of Ethics. If an individual is concerned that there has been a violation of the Code of Ethics, he or she will be able to report in good faith to his or her superior. While a record of such reports will be kept confidential by our company for the purposes of investigation, the report may be made anonymously and no individual making such a report will be subject to any form of retribution.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as our principal executive officer at any time during fiscal 2023 and 2022, and our two other most highly compensated officers in fiscal 2023 and 2022. These individuals are referred to in this Annual Report as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Matthew Pierce	2023	$225,000	$56,250	—	$61,025	—	$342,275
Chief Executive Officer	2022	$224,134	$56,250	—	$29,520	—	$309,904
Craig Finster	2023	$225,000	$56,250	—	$73,745	—	$354,995
President and Chief Financial Officer	2022	$224,134	$56,250	—	$29,520	—	$309,904
Alex Peachey	2023	$176,090	$60,000	—	$70,305	—	$306,395
Chief Technology Officer	2022	$200,000	$30,000	—	$29,520	—	$259,520

(1)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 3 to our consolidated financial statements for the year ended December 31, 2023 including elsewhere in this annual report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

Employment Contracts and Potential Payments Upon Termination or Change in Control

On June 30, 2016, we entered into employment agreement with Matthew Pierce, our Chief Executive Officer, on May 1, 2019, we entered into an employment agreement with Craig Finster, our President and Chief Financial Officer, and on April 20, 2020, we entered into an employment agreement with Keyvan Peymani, our Executive Chairman of the Board. The original terms of the employment agreements are two years, which shall be automatically renewed for one year upon expiration of the prior term unless either party provides at least six-month notice to the other party that it does not wish to renew the agreement.

The following is a summary of the compensation arrangements set forth in each employment agreement described above:

Executive	Title	Annual Base Salary	Annual Cash Bonus	Equity Compensation in Warrants (In Shares) (2)	Equity Compensation in Options (In Shares) (3)
Matthew Pierce	Chief Executive Officer	$225,000	(1)	1,838	735
Craig Finster	Chief Financial Officer	$225,000	(1)	-	26
Keyvan Peymani	Executive Chairman of the Board	$160,000	(1)	-	26

(1)	Each of the executive officers receives an annual cash bonus of twenty-five percent (25%) of his base salary, and an annual performance cash bonus in accordance with EBITDA achievement in the relevant fiscal year. In particular, each executive officer receives a bonus equal to 50%, 100% or 200% of his base salary if we generate EBITDA of at least $1 million, $2 million or $4 million, respectively, within the then current fiscal year. Each executive officer is also eligible for a discretionary cash bonus determined by our board of directors.

(2)	Representing warrants to purchase our common shares at $741.60 per share, which shall vest in accordance with the achievements of certain performance milestones or service date.

(3)	The options vest in three installments with one-third vesting immediately and one-third vesting on each of the first and second anniversaries of the date of the employment agreement and have an exercise price of $508.80-$604.80 per share.

If the employment agreement is terminated for “good reason” as defined therein and we receive proper notice or if the employment agreement is involuntarily terminated other than for “just cause” as defined therein, then we shall pay the executive officer (i) any accrued benefits and (ii) a severance amount equal to the sum of (w) 12 months of his then-current base salary; (x) his maximum discretionary bonus for the then-current fiscal year; (y) his annual bonus for the prior fiscal year; and (z) his maximum performance cash bonus provided in the employment agreement for the then-current fiscal year. In addition, in this circumstance, the executive’s equity compensation shall be fully and immediately vested and exercisable, as applicable. If the employment agreement is terminated without good cause, then the executive officer shall receive his accrued benefits, the prorate bonus and the performance cash bonus, if any, as of the termination date. Upon termination of this agreement, we will pay the executive officer any lump sum payment due to him under his agreement within ten business days of the date of termination.

The following table summarizes the “good reason” payments:

Executive	Title	Annual Base Salary	Good Reason Payment
Matthew Pierce	Chief Executive Officer	$225,000	$731,250
Craig Finster	Chief Financial Officer	$225,000	$731,250
Keyvan Peymani	Executive Chairman of the Board	$160,000	$520,000

Pursuant to the terms of our employment agreements entered into with certain of our executive officers, in the event of a Change of Control, immediately effective as of the date of such Change of Control, unvested Stock Options, Performance Warrants and any other options or equity awards previously granted by us to the executive officers shall fully and immediately vest, and shall be fully and immediately exercisable by the executive officer. In addition, upon a Change of Control, we are obligated to pay the executive officers immediately upon the date of the Change of Control a Performance Bonus of 200% of the base salary of the executive officer for the then-current fiscal year, in addition to any amounts that the executive officer is entitled to receive as a result of such executive officer’s termination of employment or any other event.

The following table summarizes the executive change of control bonuses:

Executive	Title	Annual Base Salary	Change of Control Bonus
Matthew Pierce	Chief Executive Officer	$225,000	$450,000
Craig Finster	Chief Financial Officer	$225,000	$450,000
Keyvan Peymani	Executive Chairman of the Board	$160,000	$320,000

In the context of our employment agreements with certain of our executive officers, Change of Control means the occurrence of any of the following events:

(i)	the receipt by us of an insider report or other statement filed in accordance with the applicable securities legislation of a relevant jurisdiction indicating that any person: (a) has become the beneficial owner, directly or indirectly, of our securities representing more than 50% of our common shares; or (b) has sole and/or shared voting, or dispositive, power over more than 50% of our common shares; or

(ii)	a change in the composition of our board of directors occurring within a two-year period prior to such change, as a result of which fewer than a majority of our directors are Incumbent Directors. “Incumbent Directors” shall mean directors who are either: (a) our directors as of the effective date of the applicable executive officer’s employment agreement (the “Effective Date”); or (b) elected, or nominated for election, to our board of directors with the affirmative votes of at least a majority of the directors on our board of directors who had been directors at the Effective Date or two years prior to such change and who were still in office at the time of such election or nomination; or

(iii)	the solicitation of a dissident proxy, or any proxy not approved by the Incumbent Directors, the purpose of which is to change the composition of our board of directors with the result, or potential result, that fewer than a majority of our directors will be Incumbent Directors; or

(iv)	the consummation of our merger, amalgamation or consolidation of with or into another entity or any other corporate reorganization, if more than fifty percent (50%) of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such merger, amalgamation, consolidation or reorganization are owned by persons who were not our shareholders immediately prior to such merger, amalgamation, consolidation or reorganization; or

(v)	the commencement by an entity, person or group (other than us or any of our wholly owned subsidiaries) of a tender offer, an exchange offer or any other offer or bid for more than 50% of our common shares; or

(vi)	the consummation of a sale, transfer or disposition by us of all or substantially all of our assets; or

(vii)	the commencement of any proceeding by or against us seeking to adjudicate us as bankrupt or insolvent, or seeking liquidation, winding-up, reorganization, arrangement, adjustment, protection, relief or composition of us or our debts, under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or for the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property; or

(viii)	the approval by our shareholders of a plan of our complete liquidation or dissolution.

In the case of the occurrence of any of the events set forth above, a Change of Control shall be deemed to occur immediately prior to the occurrence of any such events. An event does not constitute a Change of Control if its sole purpose is to change the jurisdiction of our organization or to create a holding company, partnership or trust that will be owned in substantially the same proportions by the persons who held our securities immediately before such event. Additionally, a Change of Control is not deemed to have occurred, with respect to an executive officer if such executive officer is part of a purchasing group that consummates the Change of Control event.

Change of Control

On September 28, 2019, our board of directors approved a cash distribution upon a Change of Control, defined as the acquisition by a purchaser, directly or indirectly, of our shares, which, assuming the conversion, exchange or exercise of any of our convertible or exchangeable shares beneficially owned by the purchaser, results in the purchaser beneficially owning shares that would entitle the purchaser for the first time to cast more than 50% of the votes attaching to all shares in our capital that may be cast to elect directors; the sale, lease, exchange or other disposition of all or substantially all of our assets to a purchaser; or an amalgamation, merger, arrangement or other business combination involving us and a purchaser that results in the purchaser or security holders of the purchaser owning, directly or indirectly, shares of the continuing entity that entitle the purchaser or such security holders of the purchaser, as the case may be, to cast more than 50% of the votes attaching to all shares in the capital of the continuing entity that may be cast to elect directors, whereby 5% of the Purchase Premium, defined as the difference between the average of our market capitalization based on the closing price of our common shares over 60 days prior to the announcement of any change of control event, and our final purchase price, if positive, be distributed to our employees and key consultants, subject to the discretion of our board of directors at the recommendation of our compensation committee.

Equity Incentive Plans

On May 17, 2017, our board of directors adopted our 2017 Stock Option Plan, or the 2017 Plan, to provide an additional means to attract, motivate, retain and reward selected employees and other eligible persons. Our stockholders approved the 2017 Plan on or about June 29, 2017. Employees, officers, directors, advisors and consultants that provided services to us or one of our subsidiaries are eligible to receive awards under the 2017 Plan. The total number of common shares that are at any time reserved for issuance under the 2017 Plan and under all other management option plans and employee stock purchase plans, if any, cannot exceed in the aggregate a number of common shares equal to 15% of the number of common shares issued and outstanding at that time. Options have a maximum term of ten years and vesting is determined by our board of directors.

On May 15, 2021, our board of directors adopted a US sub plan as part of our 2017 Stock Option Plan. The US sub plan allows for the explicit grant of incentive stock options (“ISOs”) to US resident non-officer employees. The provision for the sub plan was subject to a confirming shareholder vote within 12 months of its adoption, which vote was taken on November 17, 2021.

As of December 31, 2023, stock option grants for the purchase of an aggregate of 30,263 common shares had been made under the 2017 Plan, and 1,273 of those stock options had been cancelled or exercised. As of that date, there remained 346,912 common shares authorized under the 2017 Plan remained available for award purposes.

Our board of directors may amend or terminate the 2017 Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to a participant without the consent of the participant.

The following information is a brief description of the 2017 Plan, which is filed as an exhibit to this Annual Report:

a)	Number of Shares: At no time shall the number of common shares reserved for issuance to any one person pursuant to stock options granted under the 2017 Plan or otherwise, unless permitted by regulatory authorities and by a vote of shareholders, exceed five (5%) percent of the outstanding common shares in any 12-month period.

b)	Option Price: The option price of a stock option granted under the 2017 Plan shall be fixed by our board of directors but shall be not less than the Market Price of our common shares at the time the stock option is granted, or such lesser price as may be permitted pursuant to the rules of any regulatory authority having jurisdiction over our common shares issued, which rules may include provisions for certain discounts in respect to the option price. For the purpose of the 2017 Plan, the “Market Price” at any date in respect of our common shares shall mean, subject to a minimum exercise price of $0.10 per option, the greater of:

a.	the closing price of our common shares on a stock exchange on which our common shares are listed and posted for trading or a quotation system for a published market upon which the price of our common shares is quoted, as may be selected for such purpose by our board of directors (the “Market”), on the last trading day prior to the date the stock option is granted; and

b.	the closing price of our common shares on the Market on the date on which the stock option is granted. In the event that such shares did not trade on such trading day, the Market Price shall be the average of the bid and ask prices in respect of such shares at the close of trading on such trading day as reported thereof. In the event that our common shares are not listed and posted for trading or quoted on any Market, the Market Price shall be the fair market value of such shares as determined by our board of directors in its sole discretion.

c)	Reduction in Option Price: The option price of a stock option granted under the 2017 Plan to an insider of our company (as that term is defined in the Securities Act (British Columbia)) shall not be reduced without prior approval from the disinterested shareholders of our company.

d)	Payment: The full purchase price payable for shares under a stock option shall be paid in cash or certified funds upon the exercise thereof. A holder of a stock option shall have none of the rights of a shareholder until the shares are paid for and issued.

e)	Term of Option: Stock options may be granted under the 2017 Plan for a period not exceeding ten years.

f)	Vesting: Unless our board of directors determines otherwise at its discretion, a stock option shall vest immediately upon being granted.

g)	Exercise of Option: Except as specifically provided for in the 2017 Plan, no stock option may be exercised unless the optionee is at the time of exercise an Eligible Person (as defined by the 2017 Plan). If the optionee is an employee or consultant, the optionee shall represent to us that he or she is a bona fide employee or consultant of our company. The 2017 Plan shall not confer upon the optionee any right with respect to continuation of employment by our company. Leave of absence approved by an officer of our company authorized to give such approval shall not be considered an interruption of employment for any purpose of the 2017 Plan. Subject to the provisions of the 2017 Plan, a stock option may be exercised from time to time by delivery to us of written notice of exercise specifying the number of shares with respect to which the stock option is being exercised and accompanied by payment in full, by cash or certified check, of the purchase price of the shares then being purchased.

h)	Non-transferability of Stock Option: No stock option shall be assignable or transferable by the optionee, except to a personal holding corporation of the optionee, other than by will or the laws of descent and distribution.

i)	Applicable Laws or Regulations: Our obligation to sell and deliver shares under each stock option is subject to our compliance with any laws, rules and regulations of Canada and any provinces and/or territories thereof applying to the authorization, issuance, listing or sale of securities and is also subject to the acceptance for listing of the shares which may be issued upon the exercise thereof by each stock exchange upon which our common shares are then listed for trading.

j)	Termination of Options. Unless the option agreement provides otherwise, all stock options will terminate:

a.	in the case of stock options granted to an employee or consultant employed or retained to provide investment relations services, 30 days after the optionee ceases to be employed or retained to provide investment relations services;

b.	in the case of stock options granted to other employees, consultants, directors, officers or advisors, 90 days following

i.	our termination, with or without cause, of the optionee’s employment or other relationship with our company or an affiliate of our company, or

ii.	the termination by the optionee of any such relationship with our company or an affiliate of our company;

iii.	or in the case of death or permanent and total disability of the optionee, all stock options will terminate 12 months following the death or permanent and total disability of the optionee, and the deceased optionee’s heirs or administrators may exercise all or a portion of the stock option during that period.

Any stock options granted under the 2017 Plan that are cancelled, terminated or expire will remain available for granting under the 2017 Plan at the current Market Price

k)	Amendments. Subject to the approval of regulatory authorities having jurisdiction, our board of directors may from time to time amend or revise the terms of the 2017 Plan, or may terminate the 2017 Plan at any time; provided, however, that no such action shall adversely affect the rights of any optionee under any outstanding stock option without such optionee’s prior consent. Upon the mutual consent of the optionee and our board of directors, the terms of an option agreement may be amended, subject to regulatory approval and shareholder approval as may be required from time to time.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2023:

	Option Awards			Stock Awards
Name	Number of Shares Underlying Unexercised Options (#) Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested
Matthew Pierce	3	$604.80	April 2, 2024	-	-
Matthew Pierce	156	$1,087.20	Sept 27, 2024	-	-
Matthew Pierce	8	$715.20	July 24, 2025	-	-
Matthew Pierce	85	$715.20	July 31, 2025	-	-
Matthew Pierce	150	$1,008.00	August 19, 2026	-	-
Matthew Pierce	308	$96.00	August 19, 2027	-	-
Matthew Pierce	2,000	$14.40	February 13, 2028	-	-
Craig Finster	26	$604.80	April 2, 2024	-	-
Craig Finster	156	$1,087.20	Sept 27, 2024	-	-
Craig Finster	8	$715.20	July 24, 2025	-	-
Craig Finster	98	$715.20	July 24, 2025	-	-
Craig Finster	63	$715.20	July 31, 2025	-	-
Craig Finster	150	$1,008.00	August 19, 2026	-	-
Craig Finster	308	$96.00	August 19, 2027	-	-
Craig Finster	2,000	$14.40	February 13, 2028	-	-
Alex Peachey	3	$604.80	April 2, 2024	-	-
Alex Peachey	156	$1,087.20	Sept 27, 2024	-	-
Alex Peachey	8	$715.20	July 24, 2025	-	-
Alex Peachey	76	$715.20	July 24, 2025	-	-
Alex Peachey	63	$715.20	July 31, 2025	-
Alex Peachey	150	$1,008.00	August 19, 2026	-	-
Alex Peachey	308	$96.00	August 19, 2027	-	-
Alex Peachey	2,000	$14.40	February 13, 2028	-	-

Director Compensation

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the information concerning all compensation we paid during the year ended December 31, 2023 to our non-employee directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(7)	Total ($)
Juan Carlos Barrera(1)	—	—	—	—
David Catzel(2)	—	—	—	—
Michelle Gahagan	$100,000	—	$19,761	$119,761
Luis Goldner(3)	—	—	—	—
Keyvan Peymani	$200,000	—	$57,945	$257,945
Jennifer Prince(4)	$100,000	—	$12,261	$112,261
Shannon Pruitt	$100,000	—	$7,676	$107,676
Brian Tingle(5)	$100,000	—	$19,761	$119,761
Paul Vlasic(6)	$100,000	—	$19,761	$119,761

(1)	Mr. Barrera was elected as a director of our company at the shareholder meeting held on December 29, 2023, and was appointed as a director of our company on the same date. Mr. Barrera received no compensation in the year ended December 31, 2023.

(2)	Mr. Catzel was elected as a director of our company at the shareholder meeting held on December 29, 2023, and was appointed as a director of our company on the same date. Mr. Catzel received no compensation in the year ended December 31, 2023.

(3)	Mr. Goldner was elected as a director of our company at the shareholder meeting held on December 29, 2023, and was appointed as a director of our company on the same date. Mr. Goldner received no compensation in the year ended December 31, 2023.

(4)	Ms. Prince was not reelected as a director of our company at the shareholder meeting held on December 29, 2023.

(5)	Mr. Tingle was not reelected as a director of our company at the shareholder meeting held on December 29, 2023.

(6)	Mr. Vlasic was not reelected as a director of our company at the shareholder meeting held on December 29, 2023.

(7)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 3 to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this annual report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of our common shares as of March 15, 2024 by:

●	each person, or group of affiliated persons, known by us to beneficially own 5% or more of our outstanding common shares;

●	each of our named executive officers and members of our board of directors; and

●	all executive officers and members of our board of directors as a group.

The amounts and percentages of common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 15, 2024. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them. None of our major shareholders have different voting rights than our common shareholders.

In the table below, the percentage of beneficial ownership of our common shares is based on 2,506,015 shares of our common shares outstanding as of March 15, 2024. Unless otherwise noted below, the address of the persons listed on the table is c/o Versus Systems Inc., 1558 West Hastings Street, Vancouver BC V6G 3J4 Canada.

	Amount and Nature of	Percentage of Shares
Name of Beneficial Owner	Beneficial Ownership	Beneficially Owned(1)
Named Executive Officers and Directors
Matthew Pierce(1)	3,481	*
Craig Finster(2)	1,671	*
John Alex Peachey(3)	1,631	*
Keyvan Peymani(4)	2,596	*
Michelle Gahagan(5)	778	*
Kelsey Chin(6)	1,199	*
Shannon Pruitt(7)	471	*
Executive Officers and Directors as a Group (7 persons)	11,827	*

5% of Great Beneficial Owners
Cronus Equity Capital Group, LLC(8)	989,903	39.5%

*	Indicates beneficial ownership of less than 1% of the total outstanding common shares.

(1)	Director/Named Executive Officer; includes (i) 1,931 common shares, (ii) 1,524 common shares issuable upon the exercise of outstanding share purchase options, and (iii) 26 common shares issuable upon the exercise of outstanding warrants.

(2)	Named Executive Officer; includes (i) 44 common shares, (ii) 1,614 common shares issuable upon the exercise of outstanding share purchase options, and (iii) 13 common shares issuable upon the exercise of outstanding warrants.

(3)	Named Executive Officer; includes (i) 60 common shares and (ii) 1,571 common shares issuable upon the exercise of outstanding share purchase options.

(4)	Director; includes (i) 592 common shares, (ii) 1,744 common shares issuable upon the exercise of outstanding share purchase options, and (iii) 260 common shares issuable upon the exercise of outstanding warrants.

(5)	Director; includes (i) 52 common shares and (ii) 726 common shares issuable upon the exercise of outstanding share purchase options.

(6)	Named Executive Officer; includes (i) 521 common shares and (ii) 678 common shares issuable upon the exercise of outstanding share purchase options.

(7)	Director; includes 471 common shares issuable upon the exercise of outstanding share purchase options.

(8)	Does not include the 8,888,920 common shares that Cronus Equity Capital Group, LLC subscribed for, but has failed to fund. Paul Feller, the managing member of Cronus Equity Capital Group, LLC, has discretionary authority to vote and dispose of the common shares held by Cronus Equity Capital Group, LLC and may be deemed to be the beneficial owner of these common shares. The address of Cronus Equity Capital Group, LLC is 590 Madison Ave, 21st Floor, New York, NY 10022.

The percentage of our common shares held by Canadian residents, based on securityholder addresses of record, is 2% as of March 15, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

●	any person who beneficially owns more than 5% of our common share;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Other than the transactions described below and the compensation arrangements for our named executive officers, which we describe above, there were no related party transactions to which we were a party since the beginning of our last fiscal year, or any currently proposed related party transaction.

At December 31, 2023, a total of $177,500 was included in accounts payable and accrued liabilities owing to our officers, directors, or companies controlled by them in respect of accrued bonuses, expenses payable and other reimbursable expenses. These amounts are unsecured and non-interest bearing.

Between November 7, 2017 and December 31, 2023, we borrowed an aggregate of $4,787,307 in 29 separate loan transactions from Brian Tingle, a former director of our company. Each loan bears interest at the prime rate of the Bank of Canada, which was 2.45% per annum and 3.95% per annum at December 31, 2020 and December 31, 2019, respectively, compounded annually and payable quarterly, and had a maturity date of three years from the date of the respective loan. At December 31, 2023 and December 31, 2022, the aggregate outstanding principal amounts of such loans was $0 and $2,604,713, respectively. During the year ended December 31, 2023 and the year ended December 31, 2022, we paid principal and interest in respect of such loans in the aggregate amounts of $2,519,835 and $47,550, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees charged by Ramirez Jimenez International CPAs and Davidson & Company LLP for certain services rendered to our company during fiscal 2023 and fiscal 2022, respectively.

	For the year ended	For the year ended
Ramirez Jimenez International CPAs USD $	December 31, 2023	December 31, 2022
Audit fees(1)	$193,950	$172,775
Audit-related fees(2)	2,730	6,495
Tax fees(3)	20,000	20,000
All other fees(4)	36,425	82,440
Total	$253,105	$281,710

	For the year ended	For the year ended
Davidson & Company LLP USD $	December 31, 2023	December 31, 2022
Audit fees(1)	$-	$-
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	12,035	40,006
Total	$12,035	$40,006

(1)	“Audit fees” means the aggregate fees billed in each of the fiscal years for professional services rendered for the audit of our annual financial statements and review of our interim financial statements.

(2)	“Audit-related fees” includes assurance and related services reasonably related to the financial statement audit and not included in audit services.

(3)	“Tax fees” means the aggregate fees billed in each of the fiscal years for professional services rendered for tax compliance and tax advice.

(4)	“All other fees” includes the aggregate fees billed in each of the fiscal years for non-audit services rendered which were not listed above.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

1.	The financial statements and supplementary data required by this item begin on page F-1.

2.	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

3.	Exhibit Index:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Notice of Articles of Versus Systems Inc.	F-1	11/20/2020	3.1

3.2	Articles of Versus Systems Inc.	F-1	11/20/2020	3.2

4.1	Specimen Stock Certificate evidencing common shares.	F-1/A	1/11/2021	4.1

4.2	Warrant Agent Agreement dated January 20, 2021 between Versus System Inc. and Computershare, including forms of Unit A Warrants and Unit B Warrants.	6-K	1/21/2021	99.2

4.3	Representative Warrant Agreement dated January 20, 2021.	F-1/A	12/14/2020	4.3

4.4	Description of Registered Securities	20-F	5/5/2021	2.1

10.1	Form of Loan Agreement, including form of promissory note, between Versus Systems Inc. and Brian Tingle.	F-1	11/20/2020	10.1

10.2	Form of Loan Agreement, including form of promissory note, between Versus Systems Inc. and The Sandoval Pierce Family Trust Established May 20, 2015.	F-1	11/20/2020	10.2

10.3	Employment Agreement dated as of June 30, 2016 among Versus Systems Inc. (formerly Opal Energy Corp.), Matthew D. Pierce and Versus LLC.	F-1	11/20/2020	10.3

10.4	Employment Agreement dated as of May 1, 2019 among Versus Systems Inc., Craig C. Finster and Versus LLC.	F-1	11/20/2020	10.4

10.5	Employment Agreement dated as of May 1, 2020 among Versus Systems Inc., Keyvan Peymani and Versus LLC.	F-1	11/20/2020	10.5

10.6	Form of Warrant of Versus Systems Inc.	F-1	11/20/2020	10.6

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
10.7	Versus Systems Inc. 2017 Stock Option Plan.	F-1	11/20/2020	10.7

10.8	Acquisition Agreement dated as of March 16, 2016 among Versus Systems Inc. (formerly Opal Energy Corp.), Versus Systems (Holdco) Corp. (formerly Opal Energy (Holdco) Corp.), Versus LLC and the selling members of Versus LLC	F-1	11/20/2020	10.8

10.9	Software License, Marketing and Linking Agreement dated as of March 6, 2019 between HP Inc. and Versus LLC.	F-1	11/20/2020	10.9

14.1	Code of Conduct and Ethics.	F-1/A	1/11/2021	14.1

15.1	Consent of Ramirez Jimenez International CPAs		*

19.1	Insider Trading Policies and Procedures		*

21.1	List of Subsidiaries of Versus Systems Inc.	F-1	11/20/2020	21.1

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

97.1	Clawback Policy (Recovery of Erroneously Awarded Compensation)		*

99.1	Charter of the Audit Committee.	F-1/A	1/11/2021	99.1

99.2	Charter of the Compensation Committee.	F-1/A	1/11/2021	99.2

99.3	Charter of the Nominating and Corporate Governance Committee.	F-1/A	1/11/2021	99.3

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

#	Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K. Schedules, exhibits and similar supporting attachments to this exhibit are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

The registrant hereby certifies that it meets all of the requirements for filing on annual report on Form 10-K and that it has duly caused and authorized the undersigned to sign this annual report on its behalf.

Versus Systems Inc.

	By:	/s/ Matthew Pierce
	Name:	Matthew Pierce
Date: April 1, 2024	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Matthew Pierce	Director and Chief Executive Officer	April 1, 2024
Matthew Pierce	(Principal Executive Officer)

/s/ Craig Finster	Chief Financial Officer	April 1, 2024
Craig Finster	(Principal Financial and Accounting Officer)
/s/ Keyvan Peymani	Executive Chairman of the Board	April 1, 2024
Keyvan Peymani

/s/ David Catzel	Director	April 1, 2024
David Catzel

/s/ Michelle Gahagan	Director	April 1, 2024
Michelle Gahagan

/s/ Juan Carlos Barrera	Director	April 1, 2024
Juan Carlos Barrera

/s/ Luis Goldner	Director	April 1, 2024
Luis Goldner

/s/ Shannon Pruitt	Director	April 1, 2024
Shannon Pruitt

Versus Systems Inc.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the Versus Systems Inc. Board of Directors and Shareholders:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Versus Systems Inc. and its subsidiaries (collectively, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cashflows for the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Versus Systems Inc. as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. In addition, the Company has not achieved positive cash flows from operations and is not able to finance day to day activities through operations. These events raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Versus Systems Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Versus Systems Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ramirez Jimenez International CPAs

We have served as Versus Systems Inc. and its subsidiaries auditors since 2021.

Irvine, California

April 1, 2024

PCAOB ID 820

Versus Systems Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2023	2022
	($)	($)
ASSETS
Current assets
Cash	4,689,007	1,178,847
Receivables, net of allowance for credit losses (Note 5)	18,222	60,749
Prepaid expenses and other current assets	160,474	223,226
Total current assets	4,867,703	1,462,822

Restricted deposit (Note 6)	8,679	8,489
Deposits	-	100,000
Property and equipment, net (Note 7)	1,935	93,973
Intangible assets (Note 10)	-	6,393,364
Total Assets	4,878,317	8,058,648

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 11, Note 12 and Note 14)	286,427	522,012
Deferred revenue	35,049	69,275
Notes payable - Related Party (Note 12)	-	2,604,713
Lease liability (Note 19)	-	128,560
Total current liabilities	321,476	3,324,560

Non-current liabilities
Total liabilities	321,476	3,324,560

Equity (Deficit)
Share capital (Note 13)
Class A shares, no par value. Unlimited authorized shares; 0 and 21 issued or outstanding, respectively	-	28,247
Common stock and additional paid in capital, no par value. Unlimited authorized shares; 2,506,015 and 260,761 shares issued and outstanding, respectively	147,130,123	136,860,283
Accumulated other comprehensive income	248,287	154,970
Deficit	(135,434,022)	(125,907,025)
	11,944,388	11,136,475
Non-controlling interest (Note 8)	(7,387,547)	(6,402,387)
	4,556,841	4,734,088
Total Liabilities and Equity	4,878,317	8,058,648

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	($)	($)
REVENUES
Revenues	271,169	1,108,840
Cost of revenues	103,067	617,049
Gross margin	168,102	491,791

EXPENSES
Research and development	1,107,235	2,406,006
Selling, general and administrative	5,944,909	11,838,128
Impairment of goodwill and other intangibles	3,968,332	8,919,002
Total operating expenses	11,020,476	23,163,136

Operating loss	(10,852,374)	(22,671,345)
Change in fair value of warrant liability	-	(361,055)
Employee retention credit	(354,105)	-
Other income/(expense), net	13,888	162,902
Loss before provision for income taxes	(10,512,157)	(22,473,192)
Provision for income taxes	-	-
Net loss	(10,512,157)	(22,473,192)

Other total comprehensive income (loss):
Change in foreign currency translation, net of tax	93,317	154,970
Total other comprehensive income	93,317	154,970
Total comprehensive loss	(10,418,840)	(22,318,222)

Less: comprehensive income attributable to non-controlling interest	985,160	2,146,185
Comprehensive loss attributable to shareholders	(9,433,680)	(20,172,037)

Basic and diluted earnings per share to shareholders	(10.44)	(192.89)
Shares used in computation	912,717	103,773

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Changes in Stockholder's Equity (Deficit)

(Expressed in US Dollars)

	Number of Common	Number of Class “A”	Common	Commitment to issue	Class “A”	Additional Paid in	Currency translation			Non-controlling	Total Equity
	Shares	Shares	Shares	shares	Shares	Capital	adjustment	Deficit	Equity	Interest	(Deficit)
			($)	($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2021	64,810	21	110,226,715	2,703,326	28,247	10,661,294	-	(101,017,387)	22,602,195	(8,632,539)	13,969,656
Shares issued in connection with public offering	169,206	-	12,132,360	-	-	-	-	-	12,132,360	-	12,132,360
Shares issued in connection with private placement	25,768	-	1,119,373	-	-	-	-	-	1,119,373	-	1,119,373
Shares issued in connection with acquisition	262	-	425,445	(2,703,326)	-	2,277,881	-	-	-	-	-
Holdco shares exchanged for common shares	715		186,294					(4,562,631)	(4,376,337)	4,376,337	-
Share issuance costs	-	-	(1,736,662)	-	-	-	-	-	(1,736,662)	-	(1,736,662)
Stock-based compensation	-	-	-	-	-	1,567,583	-	-	1,567,583	-	1,567,583
Cumulative translation adjustment	-	-	-	-	-	-	154,970	-	154,970	-	154,970
Loss and comprehensive loss	-	-	-	-	-	-	-	(20,327,007)	(20,327,007)	(2,146,185)	(22,473,192)
Balance at December 31, 2022	260,761	21	122,353,525	-	28,247	14,506,758	154,970	(125,907,025)	11,136,475	(6,402,387)	4,734,088

Exercise of warrants	283,875	-	4,561,200	-	-	-	-	-	4,561,200	-	4,561,200
Shares issued in connection with private placement	989,903		2,562,660						2,562,660	-	2,562,660
Shares issued in public offering	971,455	-	5,250,003	-	-	-	-	-	5,250,003	-	5,250,003
Class A shares converted	21	(21)	28,247		(28,247)				-	-	-
Share issuance costs	-	-	(679,890)	-	-	-	-	-	(679,890)	-	(679,890)
Stock-based compensation	-	-	-	-	-	(1,452,380)	-	-	(1,452,380)	-	(1,452,380)
Cumulative translation adjustment	-	-	-	-	-	-	93,317	-	93,317	-	93,317
Loss and comprehensive loss	-	-	-	-	-	-	-	(9,526,997)	(9,526,997)	(985,160)	(10,512,157)
Balance at December 31, 2023	2,506,015	-	134,075,745	-	-	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	($)	($)
Cash flows from operating activities

OPERATING ACTIVITIES
Net Loss	(10,512,157)	(22,473,192)
Adjustments to reconcile net loss to net cash:
Amortization (Note 7)	23,754	93,543
Amortization of intangible assets (Note 10)	2,444,445	2,937,423
Impairment of goodwill and other intangibles	3,968,332	8,919,002
Finance expense	-	60,770
Loss on sale of equipment	63,385	-
Gain from debt settlement	(49,498)	-
Effect of foreign exchange	61,235	70,157
Change in fair value of warrant liability	-	(361,055)
Share-based compensation	(1,452,380)	1,567,583
Receivables	42,527	62,868
Prepaid expenses and other current assets	62,752	154,700
Deposits	100,000	-
Deferred revenue	(34,226)	(124,231)
Accounts payable and accrued liabilities	(239,073)	(61,112)
Cash flows from operating activities	(5,520,904)	(9,153,544)

FINANCING ACTIVITIES
Repayment of notes payable - related party	(2,519,835)	(63,819)
Proceeds from warrant exercises	4,561,200	-
Proceeds from share issuances	7,812,663	13,251,733
Payments for lease liabilities	(128,560)	(260,185)
Payments of share issuance costs	(679,890)	(1,736,662)
Cash flows from financing activities	9,045,578	11,191,067

INVESTING ACTIVITIES
Purchase of equipment	-	(40,211)
Proceeds from sale of equipment	4,899	-
Development of intangible assets	(19,413)	(2,496,621)
Cash flows from investing activities	(14,514)	(2,536,832)

Change in cash during the period	3,510,160	(499,309)
Cash - Beginning of period	1,178,847	1,678,156
Cash - End of period	4,689,007	1,178,847

Supplemental Cash Flow Information (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

1.	NATURE OF OPERATIONS

Versus Systems Inc. (the Company) was continued under the Business Corporations Act (British Columbia) effective January 2, 2007. The Company’s head office and registered and records office is 1558 West Hastings Street, Vancouver, BC, V6C 3J4, Canada. The Company’s common stock is traded on the NASDAQ under the symbol “VS”. The Company’s Unit A warrants are traded on NASDAQ under “VSSYW”. On November 9, 2022, the Company completed a one-for-15 reverse stock split of the Company’s common shares. On December 28, 2023, the Company completed a one-for-16 reverse stock split of the Company’s common shares. All share and per share data are presented to reflect the reverse share splits on a retroactive basis.

The Company is engaged in the technology sector and has developed a proprietary prizing and promotions tool allowing game developers and creators of streaming media, live events, broadcast TV, games, apps, and other content to offer real world prizes inside their content. The ability to win prizes drives increased levels of consumer engagement creating an attractive platform for advertisers.

In June 2021, the Company completed its acquisition of multimedia, production, and interactive gaming company Xcite Interactive, a provider of online audience engagement through its owned and operated XEO technology platform. The Company partners with professional sports franchises across Major League Baseball (MLB), National Hockey League (NHL), National Basketball Association (NBA) and the National Football League (NFL) to drive audience engagement.

The Company is in the process of considering a number of strategic alternatives for the Company focused on maximizing shareholder value, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnership, capital raise or other transaction. The Company is hopeful that the change in governing jurisdiction from British Columbia to Delaware will more appropriately reflect its shift in strategy and will (i) improve our access to capital markets, increase funding and strategic flexibility and reduce the cost of capital, (ii) improve the Company’s ability to execute an acquisitive growth strategy using its capital stock as consideration, and (iii) better focus management efforts on each U.S. and international operation and better attract and retain key employees.

These consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of December 31, 2023, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

2.	BASIS OF PRESENTATION

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

Functional and presentation currency

These consolidated financial statements are presented in United States dollars, unless otherwise noted, which is the functional currency of the Company and its subsidiaries.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

2.	BASIS OF PRESENTATION (continued)

Principles of consolidation

These consolidated financial statements include the accounts of Versus Systems Inc. and its subsidiaries, from the date control was acquired. Control exists when the Company possesses power over an investee, has exposure to variable returns from the investee and has the ability to use its power over the investee to affect its returns. All inter-company balances and transactions, and any unrealized income and expenses arising from inter-company transactions, are eliminated on consolidation. For partially owned subsidiaries, the interest attributable to non-controlling shareholders is reflected in non-controlling interest. Adjustments to non-controlling interest are accounted for as transactions with owners and adjustments that do not involve the loss of control are based on a proportionate amount of the net assets of the subsidiary.

Name of Subsidiary	Place of Incorporation	Proportion of Ownership Interest	Principal Activity

Versus Systems (Holdco) Inc.	United States of America	81.9%	Holding Company
Versus Systems UK, Ltd.	United Kingdom	81.9%	Sales Company
Versus LLC	United States of America	81.9%	Technology Company
Xcite Interactive, Inc.	United States of America	100.0%	Technology Company

Reclassifications

Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or total equity.

Use of estimates

The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions are continually evaluated and are based on historical experience and management’s assessment of current events and other facts and circumstances that are considered to be relevant. Actual results could differ from these estimates.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting year, that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

i)	Deferred income taxes

Deferred tax assets, including those arising from un-utilized tax losses, require management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

2.	BASIS OF PRESENTATION (continued)

ii)	Economic recoverability and probability of future economic benefits of intangible assets

Management has determined that intangible asset costs which were capitalized may have future economic benefits and may be economically recoverable. Management uses several criteria in its assessments of economic recoverability and probability of future economic benefits including anticipated cash flows and estimated economic life.

iii)	Valuation of share-based compensation

The Company uses the Black-Scholes Option Pricing Model for valuation of share-based compensation. Option pricing models require the input of subjective assumptions including expected price volatility, interest rate, and forfeiture rate. Input assumptions changes can materially affect the fair value estimate and the Company’s earnings (losses).

iv)	Depreciation and Amortization

The Company’s intangible assets and equipment are depreciated and amortized on a straight-line basis, taking into account the estimated useful lives of the assets and residual values. Changes to these estimates may affect the carrying value of these assets, net loss, and comprehensive income (loss) in future periods.

v)	Determination of functional currency

The functional currency of the Company and its subsidiaries is the currency of the primary economic environment in which each entity operates. Determination of the functional currency may involve certain judgments to determine the primary economic environment. The functional currency may change if there is a change in events and conditions which determines the primary economic environment.

vi)	Revenue Recognition

The Company’s contracts with customers may include promises to transfer multiple products and services. For these contracts, the Company accounts for individual performance obligations separately if they are capable of being distinct and distinct within the context of the contract. Determining whether products and services are considered distinct performance obligations may require significant judgment. Judgment is also required to determine the stand-alone selling price, for each distinct performance obligation.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options and warrants excluded from diluted loss per share as of December 31, 2023 totaled 925,635 (December 31, 2022 – 442,573).

Property and equipment

Property and equipment is recorded at cost less accumulated amortization and any impairments. Amortization is calculated based on the estimated residual value and estimated economic life of the specific assets using the straight-line method over the period indicated below:

Asset	Rate
Computers	Straight line, 3 years
Right of use assets	Shorter of useful life or lease term

Financial instruments

Classification

The Company classifies its financial instruments into the following categories: at fair value through profit and loss (FVTPL), at fair value through other comprehensive income (loss) (FVTOCI), or at amortized cost. The classification of financial assets and liabilities is determined at initial recognition. For equity instruments, the Company generally classifies them at FVTPL. However, certain equity investments that are not held for trading may be measured at cost minus impairment if they do not have readily determinable fair values. Debt instruments are classified based on the Company’s business model for managing the financial assets and their contractual cash flow characteristics. Financial liabilities are measured at amortized cost, unless they are required to be measured at FVTPL, such as instruments held for trading or derivatives, or if the Company opts to measure them at FVTPL.

Measurement

The Company applies Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided for fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

-	Level 1-Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

-	Level 2-Includes other inputs that are directly or indirectly observable in the marketplace.

-	Level 3-Unobservable inputs which are supported by little or no market activity.

ASC 820 recommends three main approaches for measuring the fair value of assets and liabilities: the market approach, the income approach, and the cost approach. The Company uses the appropriate approach based on the nature of the asset or liability being measured. Financial instruments include Cash, Receivables, Restricted deposit, Deposits, Accounts payable, accruals, Warrant liabilities and Notes payable -related party. The carrying values of the financial instruments included in current assets and liabilities approximate their fair values due to their short-term maturities. The carrying amount of long-term borrowings approximates its fair value due to the fact that the related interest rates approximate market rates for similar debt instruments of comparable maturities. It is not practical to estimate the fair value of the Note payable – related party due to its related party nature.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company uses its valuation processes to decide its valuation policies and procedures and analyze changes in fair value measurements from period to period. For assets and liabilities that are recognized in the financial statements at fair value on a recurring basis, the Company determines whether transfers have occurred between levels in the hierarchy by re-assessing categorization (based on the lowest level input that is significant to the fair value measurement as a whole) at the end of each reporting.

Financial assets and liabilities at amortized cost

Financial assets and liabilities at amortized cost are initially recognized at fair value plus or minus transaction costs, respectively, and subsequently carried at amortized cost less any impairment.

Financial assets and liabilities at FVTPL

Financial assets and liabilities carried at FVTPL are initially recorded at fair value and transaction costs are expensed in profit or loss. Realized and unrealized gains and losses arising from changes in the fair value of the financial assets and liabilities held at FVTPL are included in profit or loss in the period in which they arise.

Impairment of financial assets at amortized cost

The Company applies the Current Expected Credit Loss (CECL) model under ASC 326 for impairment of financial assets. This model requires the recognition of an allowance for credit losses based on expected losses over the life of the asset. If the credit risk of a financial asset decreases in a subsequent period, any previously recognized impairment loss is reversed through profit or loss, limited to the extent that the carrying amount does not exceed what the amortized cost would have been had the impairment not been recognized.

Intangible assets excluding goodwill

Derecognition of financial assets

The Company derecognizes financial assets only when the contractual rights to cash flows from the financial assets expire, or when it transfers the financial assets and substantially all of the associated risks and rewards of ownership to another entity. Gains and losses on derecognition are generally recognized in profit or loss.

As at December 31, 2023, the Company does not have any derivative financial assets and liabilities.

Intangible assets acquired separately are carried at cost at the time of initial recognition. Intangible assets acquired in a business combination and recognized separately from goodwill are initially recognized at their fair value at the acquisition date. Expenditure on research activities is recognized as an expense in the period in which it is incurred.

Intangibles with a finite useful life are amortized and those with an indefinite useful life are not amortized. The useful life is the best estimate of the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The useful life is based on the duration of the expected use of the asset by the Company and the legal, regulatory or contractual provisions that constrain the useful life and future cash flows of the asset, including regulatory acceptance and approval, obsolescence, demand, competition and other economic factors. If an income approach is used to measure the fair value of an intangible asset, the Company considers the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for Company-specific factors discussed above, to determine the useful life for amortization purposes. If no regulatory, contractual, competitive, economic or other factors limit the useful life of the intangible to the Company, the useful life is considered indefinite.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles with a finite useful life are amortized on the straight-line method unless the pattern in which the economic benefits of the intangible asset are consumed or used up are reliably determinable. The Company evaluates the remaining useful life of intangible assets each reporting period to determine whether any revision to the remaining useful life is required. If the remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over the revised remaining useful life. The Company’s intangible assets are amortized on a straight-line basis over 3 years. In the year development costs are incurred, amortization is based on a half year.

Goodwill

The Company allocates goodwill arising from business combinations to reporting units that are expected to receive the benefits from the synergies of the business combination. The carrying amount reporting units to which goodwill has been allocated is tested annually for impairment or when there is an indication that the goodwill may be impaired. Any impairment is recognized as an expense immediately.

Deferred financing costs

Deferred financing costs consist primarily of direct incremental costs related to the Company’s public offering of its common stock. Upon completion of the Company’s financings any deferred costs were offset against the proceeds.

Impairment of intangible assets excluding goodwill

There are special requirements for the development of software to be sold. The costs incurred to establish the technological feasibility of the software that will be sold are expensed as research and development when incurred. Once technological feasibility has been achieved, the Company capitalizes the remaining costs incurred to develop the software for sale. Costs are capitalized until the product is ready to be sold or marketed to customers, at which time, amortization of the capitalized costs begins.

At the end of each reporting period, the Company reviews the carrying amounts of its intangible assets to determine whether there is any indication that those assets have suffered impairment losses. If any such indication exists, fair value of the reporting unit or an asset group to which the asset belongs is estimated in order to determine the extent of the impairment losses (if any).

If the fair value of an asset (or an asset group/reporting unit) is estimated to be less than its carrying amount, the carrying amount of the asset (or an asset group/reporting unit ) is reduced to fair value.

Income taxes

The Company accounts for income taxes utilizing the assets and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss and tax credit carry forwards, using enacted tax rates and laws that are expected to be in effect when the differences reverse.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

A valuation allowance is recorded against deferred tax assets in these cases then management does not believe that the realization is more likely than not. While management believes that its judgements and estimates regarding deferred tax assets and liabilities are appropriate, significant differences in actual results may materially affect the Company’s future financial results.

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within its next twelve months. The Company’s tax years are subject to examination for 2020 and forward for U.S. Federal tax purposes and for 2019 and forward for state tax purposes.

Leases

The Company early adopted ASC 842, Leases, as of January 1, 2019 using the modified retrospective application.

The Company assesses at contract inception whether a contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term corresponds to the non-cancellable period of each contract.

All leases are accounted for as operating leases wherein rental payments are expensed on a straight-line basis over the periods of their respective leases. Operating leases (with an initial term of more than 12 months) are included in operating lease right-of-use (ROU) assets, operating lease liabilities (current), and operating lease liabilities (non-current) in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company utilizes a market-based approach to estimate the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease prepayments, reduced by lease incentives and accrued rent. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Loss contingencies

A loss contingency is recognized if, as a result of a past event, the Company has a present legal or constructive obligation that can be estimated reliably and it is probable that an outflow of economic benefits will be required to settle the obligation. Loss contingencies are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and the risks specific to the liability.

Non-controlling interest

Non-controlling interest in the Company’s less than wholly owned subsidiaries are classified as a separate component of equity. On initial recognition, non-controlling interest is measured at the fair value of the non-controlling entity’s contribution into the related subsidiary. Subsequent to the original transaction date, adjustments are made to the carrying amount of non-controlling interest for the non-controlling interest’s share of changes to the subsidiary’s equity.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Changes in the Company’s ownership interest in a subsidiary that do not result in a loss of control are recorded as equity transactions. The carrying amount of non-controlling interest is adjusted to reflect the change in the non-controlling interest’s relative interest in the subsidiary, and the difference between the adjustment to the carrying amount of non-controlling interests and the Company’s share of proceeds received and/or consideration paid is recognized directly in equity and attributed to owners of the Company.

Valuation of Equity Units Issued in Private Placements

In accordance with U.S. GAAP, particularly ASC 505-10 and ASC 815, the Company has adopted the fair value method for the valuation of equity units issued in private placements, which typically comprise common shares and warrants. For each private placement, the Company separately estimates the fair value of both the common shares and the warrants at the date of issuance. The determination of fair value is based on market conditions, volatility, and other relevant factors at the time of issuance.

1.	Common Shares: The fair value of the common shares issued is measured based on observable market prices, if available, or estimated using appropriate valuation techniques considering the terms of the shares and market conditions.

2.	Warrants: Warrants are valued using an appropriate option-pricing model, such as the Black-Scholes or a binomial model. The model incorporates various inputs, including the share price, expected volatility, expected term, risk-free interest rate, and any dividends.

The total proceeds from the issuance of equity units are allocated between the common shares and the warrants based on their relative fair values at the date of issuance. This allocation is reflected in the equity section of the balance sheet, with the fair value of the warrants recorded as a component of additional paid-in capital in the equity section. If the warrants expire unexercised, the amount remains in additional paid-in capital.

This method of valuation and allocation ensures compliance with the fair value measurement and equity classification requirements of U.S. GAAP.

Warrants issued in equity financing transactions

The Company engages in equity financing transactions to obtain funds necessary to continue operations. These equity financing transactions may involve issuance of common shares or units. Each unit comprises a certain number of shares and a certain number of warrants. Depending on the terms and conditions of each equity financing transaction, the warrants are exercisable into additional common shares at a price prior to expiry as stipulated by the transaction.

Warrants that are part of units are assigned a value based on the residual value, if any.

As of February 1, 2021, the warrants were considered a derivative liability since the obligation to issue shares was not fixed in the Company’s functional currency. The derivative warrant liability was measured as fair value at issue with subsequent changes recognized in the consolidated statement of loss and comprehensive loss. A $9,743,659 warrant derivative loss was recorded in the consolidated statement of loss and comprehensive loss beginning February 1, 2021 when the Company changed its functional currency. As of December 31, 2023 and 2022 the associated warrants have expired and the remaining balance of the warrant liability is $0.

The Company uses the Black-Scholes Option Pricing Model for valuation of share-based payments and derivative financial assets (e.g. investments in warrants). Option pricing models require the input of subjective assumptions including expected price volatility, interest rates, and forfeiture rates. Changes in the input assumptions can materially affect the fair value estimate and the Company’s earnings.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Share-based compensation

The Company grants stock options to acquire common shares of the Company to directors, officers, employees and consultants. An individual is classified as an employee when the individual is an employee for legal or tax purposes, or provides services similar to those performed by an employee.

The fair value of stock options is measured on the date of grant, using the Black-Scholes option pricing model, and is recognized over the vesting period. Consideration paid for the shares on the exercise of stock options is credited to capital stock.

In situations where equity instruments are issued to non-employees and some or all of the goods or services received by the Company as consideration cannot be specifically identified, they are measured at fair value of the share-based payment. Otherwise, share-based payments are measured at the fair value of goods or services received.

Revenue recognition

In general, the Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that future economic benefits will flow to the Company, where there is evidence of an arrangement, when the selling price is fixed or determinable, and when specific criteria have been met or there are no significant remaining performance obligations for each of the Company’s activities as described below. Foreseeable losses, if any, are recognized in the year or period in which the loss is determined.

The Company earns revenue in two primary ways: 1) the sales of software-as-a-service (SAAS) from its interactive production software platform or 2) development and maintenance of custom-built software or other professional services.

The Company recognizes SAAS revenues from its interactive production sales over the life of the contract as its performance obligations are satisfied. Payment terms vary by contract and can be periodic or one-time payments.

The Company recognizes revenues received from the development and maintenance of custom-built software and other professional services provided upon the satisfaction of its performance obligation in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Performance obligations can be satisfied either at a single point in time or over time. For those performance obligations that are satisfied at a single point in time, the revenue is recognized at that time. For each performance obligation satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of that performance obligation.

For revenues received from the sales of advertising, the Company is deemed the agent in its revenue agreements. The Company does not own or obtain control of the digital advertising inventory. The Company recognizes revenues upon the achievement of agreed-upon performance criteria for the advertising inventory, such as a number of views, or clicks. As the Company is acting as an agent in the transaction, the Company recognizes revenue from sales of advertising on a net basis, which excludes amounts payable to partners under the Company’s revenue sharing agreements.

The Company’s contracts with customers may include promises to transfer multiple products and services. For these contracts, the Company accounts for individual performance obligations separately if they are capable of being distinct and distinct within the context of the contract. Determining whether products and services are considered distinct performance obligations may require significant judgment. Judgment is also required to determine the stand-alone selling price, for each distinct performance obligation.

Deferred revenue

Revenue recognition of sales is recorded on a monthly basis upon delivery or as the services are provided. Cash received in advance for services are recorded as deferred revenue based on the proportion of time remaining under the service arrangement as of the reporting date.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign exchange

The functional currency is the currency of the primary economic environment in which the Company operates and has been determined for each entity within the Company. The functional currency for the Company and its subsidiaries is the United States dollar. The functional currency determinations were conducted through an analysis of the consideration factors identified in ASC 830, Foreign Currency Matters.

Foreign currency transactions in currencies other than the United States dollar are recorded at exchange rates prevailing on the dates of the transactions. Foreign currency transaction gains and losses are generally recognized in profit or loss and presented within gain (loss) on foreign exchange.

At the end of each reporting period, the monetary assets and liabilities of the Company and its subsidiaries that are denominated in foreign currencies are translated at the rate of exchange at the date of the consolidated balance sheet. Non-monetary assets and liabilities that are denominated in foreign currencies are translated at historical rates. Revenues and expenses that are denominated in foreign currencies are translated at the exchange rates approximating those in effect on the date of the transactions. Foreign currency translation gains and losses are recognized in other comprehensive income and accumulated in equity on the consolidated statement of changes in stockholders’ equity (deficit).

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) and represents the change in shareholders’ equity (deficit) which results from transactions and events from sources other than the Company’s shareholders. Comprehensive loss differs from net loss for the year ended December 31, 2023 due to the effects of foreign translation gains and losses.

Recent accounting pronouncements not yet adopted

New accounting pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU clarifies leasing transactions among entities under common control, emphasizing the use of written terms for lease existence and classification. It is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating how this will impact its consolidated financial statements and disclosures.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU expands the proportional amortization method to additional types of tax equity investments. It allows entities to apply this method to a broader range of investments that generate tax credits, providing greater flexibility in accounting for these investments. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In March 2023, the FASB issued ASU 2023-03, which amends various SEC paragraphs in the Accounting Standards Codification. This includes amendments to Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). The amendments are in response to SEC Staff Accounting Bulletin No. 120 and other SEC staff announcements and guidance. This ASU does not introduce new guidance and therefore does not have a specified transition or effective date. However, for smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU addresses accounting for assets and liabilities contributed to a joint venture. It requires entities to recognize and measure these contributions at fair value as of the joint venture formation date. This ASU is applicable to all entities involved in forming joint ventures and is effective for joint ventures formed on or after January 1, 2025. Entities may choose to apply these amendments retrospectively if sufficient information is available. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU introduces changes to the disclosure requirements, aligning them more closely with the SEC's initiatives for simplification and update. It specifically addresses various amendments in the FASB Accounting Standards Codification in response to the SEC's drive for clearer and more streamlined disclosures. This ASU is effective for public business entities classified as smaller reporting companies for fiscal years beginning after December 15, 2023. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. This ASU requires certain crypto assets to be measured at fair value, with changes in fair value recorded in net income each reporting period. It also mandates additional disclosures about crypto asset holdings. This ASU is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

Recent adopted accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. It is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its consolidated financial statements and disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. ASU 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contract. It is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which significantly changes how entities measure credit losses for most financial assets and certain other instruments. ASU 2016-13 introduces a new model for recognizing credit losses, known as the current expected credit loss (CECL) model, which is based on expected losses rather than incurred losses. Under the CECL model, entities will be required to estimate all expected credit losses over the life of the asset. This update applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This ASU is effective for public business entities classified as smaller reporting companies for fiscal years beginning after December 15, 2022. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its consolidated financial statements and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

4.	CHANGE IN FUNCTIONAL AND PRESENTATION CURRENCY

The Company changed its functional currency from the Canadian dollar (CAD) to the United States dollar (USD) as of February 1, 2021. The change in functional currency coincided with the January 2021 initial public offering and listing on the Nasdaq. Considering Versus’ business activities, comprised primarily of United States dollar revenue and expenditures, as well as, United States dollar denominated financings, management determined that the functional currency of the Company is the United States dollar. All assets, liabilities, equity, and other components of stockholders’ equity (deficit) were translated into United States dollars at the exchange rate at the date of change.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

5.	RECEIVABLES

As of December 31, 2023, accounts receivable consists of customer receivables of $8,680 (net an allowance for credit losses of $2,700) and Goods and Services Tax (GST) receivable of $9,542. As of December 31, 2022, accounts receivable consists of customer receivables of $46,592 (net an allowance for credit losses of $6,100) and GST receivable of $14,157.

6.	RESTRICTED DEPOSIT

As at December 31, 2023, restricted deposits consisted of $8,679 (December 31, 2022 - $8,489) held in a guaranteed investment certificate as collateral for a corporate credit card.

7.	PROPERTY AND EQUIPMENT

	Computers	Right of Use Asset	Total
	($)	($)	($)
Cost
At December 31, 2021	181,390	749,202	930,592
Additions	65,329	-	65,329
At December 31, 2022	246,719	749,202	995,921
Additions	-	-	-
Disposals	(222,468)	-	(222,468)
At December 31, 2023	24,251	749,202	773,453

Accumulated amortization
At December 31, 2021	113,079	523,579	636,658
Amortization for the period	39,667	225,623	265,290
At December 31, 2022	152,746	749,202	901,948
Amortization for the period	23,754	-	23,754
Disposals	(154,184)	-	(154,184)
At December 31, 2023	22,316	749,202	771,518

Carrying amounts
At December 31, 2021	68,311	225,623	293,934
At December 31, 2022	93,973	-	93,973
At December 31, 2023	1,935	-	1,935

8.	NON-CONTROLLING INTEREST IN VERSUS LLC

As of December 31, 2018, the Company held a 41.3% ownership interest in Versus LLC, a privately held limited liability company organized under the laws of the state of Nevada. The Company consolidates Versus LLC as a result of having full control over the voting shares. Versus LLC is a technology company that is developing a business-to-business software platform that allows video game publishers and developers to offer prize-based matches of their games to their players.

During 2019, the Company increased its ownership by 25.2% in a series of transactions through the issuance of common shares and warrants.

On March 1, 2022, the Company acquired an additional 15.1% interest in Versus LLC in exchange for 715 common shares of the Company. The common shares were determined to have a fair value of $186,294. As a result, the Company increased its ownership interest to 81.9% and recorded the excess purchase price over net identifiable assets of $4,562,631 against additional-paid-in-capital. The effect on non-controlling interest was a reduction of $4,376,337.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

8.	NON-CONTROLLING INTEREST IN VERSUS LLC (continued)

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of December 31, 2023 and December 31, 2022.

	2023	2022
Non-controlling interest percentage	18.1%	18.1%
	($)	($)
Assets
Current	2,996,250	1,011,636
Non-current	1,935	2,822,122
	2,998,185	3,843,758

Liabilities
Current	175,051	518,701
Non-current	45,960,372	39,774,321
	46,135,423	40,293,022
Net liabilities	(43,137,238)	(36,449,264)
Non-controlling interest	(7,387,547)	(6,402,387)
Net loss	(10,418,840)	(22,318,222)
Net loss attributed to non-controlling interest	(985,160)	(2,146,185)

9.	ACQUISITION OF XCITE INTERACTIVE, INC.

A) Summary of the Acquisition

On June 3, 2021, the Company closed its acquisition of all the issued and outstanding common shares of Xcite Interactive Inc. (Xcite) in exchange for common shares of the Company. Pursuant to the terms of the acquisition, the Company acquired all the issued and outstanding Xcite common shares.

The acquisition was accounted for using the acquisition method pursuant to ASC 805, “Business Combinations”. Under the acquisition method, assets and liabilities are measured at their estimated fair value on the date of acquisition. The total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed and goodwill in the amount of $6.5 million was recorded.

B) Impairment of Goodwill and Intangible Assets

The Company conducts an annual impairment analysis in accordance with ASC 350 and ASC 360. A number of factors influenced the performance of Xcite Interactive in 2022 and beyond, including reduced revenue projections, the time and cost involved in creating custom games, the departure of key Xcite employees, and the competitive landscape of the fan engagement industry. As a result, the Company engaged a third-party to conduct an impairment analysis as of December 31, 2022.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

9.	ACQUISITION OF XCITE INTERACTIVE, INC. (continued)

The analysis determined that the fair value was $3,760,000 resulting in an impairment of $8,919,002. The goodwill balance of $6,580,660 was written down to $0. The additional impairment of $2,673,342 was attributed on a pro-rata basis to the intangible assets related the Xcite acquisition. These assets include customer relationships, tradename, and developed technology.

10.	INTANGIBLE ASSETS

Intangible assets are comprised of a business-to-business software platform that allows video game publishers and developers to offer prize-based matches of their games to their players. The Company continued to develop new apps, therefore additional costs were capitalized during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, the Company completed an impairment analysis of its intangible assets and concluded the assets were impaired. As a result, they recorded an impairment change in the amount of $3,968,332 during the year ended December 31,2023.

	Software	Customer Relationships	Trade name	Developed Technology	Total
Cost
At December 31, 2021	12,218,908	4,840,000	750,000	1,550,000	19,358,908
Additions	2,496,621	-	-	-	2,496,621
Impairments	-	(1,699,034)	(329,167)	(340,139)	(2,338,340)
At December 31, 2022	14,715,529	3,170,966	420,833	1,209,861	19,517,189
Additions	19,413	-	-	-	19,413
Impairment	(1,656,691)	(1,745,854)	(420,833)	(144,954)	(3,968,332)
At December 31, 2023	13,078,251	1,425,112	-	1,064,907	15,568,270
Accumulated amortization
At December 31, 2021	9,582,355	345,714	-	258,333	10,186,402
Amortization	1,729,326	691,430	-	516,667	2,937,423
At December 31, 2022	11,311,681	1,037,144	-	775,000	13,123,825
Amortization	1,766,570	387,968	-	289,907	2,444,445
At December 31, 2023	13,078,251	1,425,112	-	1,064,907	15,568,270
Carrying amounts
At December 31, 2021	2,636,553	4,494,286	750,000	1,291,667	9,172,506
At December 31, 2022	3,403,848	2,133,822	420,833	434,861	6,393,364
At December 31, 2023	0	0	0	0	0

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities are comprised of the following:

	December 31, 2023	December 31, 2022
	($)	($)
Accounts payable (Note 12)	82,579	138,276
Due to related parties (Note 12 and Note 14)	177,500	304,623
Accrued liabilities (Note 12)	26,348	79,113
	286,427	522,012

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

12.	NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2023, the Company repaid $2,519,835 of principal. As at December 31, 2023, the Company had recorded $0 in accrued interest.

During the year ended December 31, 2022, the Company repaid $64,550 of principal. As at December 31, 2022, the Company had recorded $23,456 in accrued interest which was included in accounts payable and accrued liabilities.

During the year ended December 31, 2023, the Company recorded finance expense of $0 (December 31, 2022 - $60,770), related to bringing the notes to their present value.

Amount
($)
Balance at December 31, 2021	2,786,183
Repayments	(64,550)
Finance expense	60,770
Foreign exchange adjustment	(177,690)
Balance, December 31, 2022	2,604,713
Foreign currency adjustment	(35,380)
Repayments	(2,519,835)
Cancellation of remaining debt	(49,498)
Balance, December 31, 2023	-
Current	-
Non-current	-

13.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue an unlimited number of Class A Shares. The Class A Shares do not have any special rights or restrictions attached. As of December 31, 2023 and 2022, there were 0 and 21 Class A Shares issued and outstanding, respectively. The Class A shares were converted to common shares on December 22, 2023.

b)	Issued share capital

During the year ended December 31, 2023, the Company:

i)	Issued 156,250 shares at a price of $14.40 per share for total proceeds of $2,250,000 in a registered direct offering. In connection with the offering, the Company incurred $226,544 in issuance costs as part of the transaction.

ii)	Issued 283,875 common shares pursuant to exercise of 283,875 warrants at a price of $17.37 per share for total proceeds of $4,561,200.

iii)	Issued 815,217 shares at a price of $3.68 per share for total proceeds of $3,000,000 in a registered direct offering. In connection with the offering, the Company incurred $453,345 in issuance costs as part of the transaction.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

13.	SHARE CAPITAL (continued)

iv)	Issued 989,903 shares at a price of $2.59 per share for total proceeds of $2,562,660 in a private placement.

v)	Issued 21 shares upon the conversion of Class A shares.

During the year ended December 31, 2022, the Company:

vi)	Issued 18,229 units at a price of $384.00 per unit per unit for total proceeds of $7,000,000. Each unit consisted of one common share and one warrant, to purchase one common share at $460.80 per share until February 28, 2027. In connection with the offering, the Company incurred $900,720 in issuance costs as part of the transaction.

vii)	Issued 715 shares, which were converted from Versus Holdco shares.

viii)	Issued 2,461 shares at a price of $355.20 per unit for total proceeds of $874,125 as a result of the underwriter exercising the overallotment.

ix)	Issued 262 shares related to the Xcite acquisition and the vesting of key employee shares.

x)	Issued 17,271 units at a price of $124.80 per unit for total proceeds of $2,155,195. The offering consisted of 8,750 common shares and 8,521 pre-funded warrants. In connection with the offering, the Company incurred $313,482 in issuance costs as part of the transaction.

xi)	Issued 25,768 shares at $43.52 per share in a private placement offering for total proceeds of $1,119,373.
xii)	Issued 131,250 units at a price of $16.00 per unit for total proceeds of $2,099,866. The offering consisted of 18,750 common shares and 112,500 pre-funded warrants. In connection with the offering, the Company incurred $522,460 in issuance costs as part of the transaction.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 10% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

13.	SHARE CAPITAL (continued)

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2021	8,091	1,017.60
Granted	6,533	99.04
Exercised	-	-
Forfeited	(386)	1,484.96
Balance – December 31, 2022	14,238	594.08
Granted	25,000	14.40
Exercised	-	-
Forfeited	(10,247)	392.60
Balance – December 31, 2023	28,990	165.38

During the year ended December 31, 2023, 25,000 stock options were granted by the Company, and the Company recorded share-based compensation of ($1,452,380) relating to options vested during the period.

During the year ended December 31, 2022, 6,533 stock options were granted by the Company, and the Company recorded share-based compensation of $1,567,583 relating to options vested during the period.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.93%	2.14% – 4.03%
Expected life of options	3.69 years	5.0 years
Expected dividend yield	Nil	Nil
Volatility	132.65%	96.90% – 112.40%

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

13.	SHARE CAPITAL (continued)

At December 31, 2023, the Company had incentive stock options outstanding as follows:

Expiry Date	Options Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
April 2, 2024	432	604.80	0.25
June 27, 2024	26	614.40	0.49
September 27, 2024	962	1,087.20	0.74
October 22, 2024	52	967.20	0.81
July 24, 2025	556	715.20	1.56
July 31, 2025	546	715.20	1.58
August 10, 2025	52	715.20	1.61
June 1, 2026	236	1,689.60	2.42
June 29, 2026	44	1,356.00	2.50
August 19, 2026	1,501	1,008.00	2.64
May 10, 2027	13	189.60	3.36
August 17, 2027	3,212	96.00	3.63
September 20, 2027	140	55.20	3.72
February 13, 2028	21,218	14.40	4.12
	28,990	165.38	3.69

d)	Share purchase warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2021	18,692	1,639.20
Exercised	-	-
Expired	(11,662)	1,540.80
Issued	322,878	54.72
Balance – December 31, 2022	329,908	91.84
Exercised	(283,875)	16.19
Expired	-	-
Issued	850,612	3.83
Balance – December 31, 2023(1)	896,645	32.36

(1)	Unit A warrant balance is 7,030 as of December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company:

i)	Issued 10,938 placement agent warrants in conjunction with a registered direct offering on February 2, 2023, with an exercise price of $14.40 per share.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

13.	SHARE CAPITAL (continued)

ii)	Issued 815,217 warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $3.68 per share.

iii)	Issued 24,457 placement agent warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $4.05 per share.

During the year ended December 31, 2022, the Company:

iv)	Completed a public offering on February 28, 2022, and issued 18,229 units at a price of $384.00 per unit for total proceeds of $7,000,000. Each unit consisted of one common share and one warrant, to purchase one common share at $460.80 per share until February 28, 2027.

v)	Issued 2,461 units on March 24, 2022, at a price of $355.20 per unit for total proceeds of $874,125 because the underwriter exercised its overallotment option. Each unit consisted of one common share and one warrant, to purchase one common share at $460.80 per share until February 28, 2027.

vi)	Issued 25,906 warrants on July 18, 2022, to purchase common shares, each exercisable for one common share at an exercise price of $124.80 per share in an offer to an investor.

vii)	Completed a public offering on December 9, 2022 and issued 131,250 units for total proceeds of $2,099,866. Each unit consists of (1) either (a) one common share or (b) one pre-funded warrant to purchase one common share and (2) two warrants to purchase one common share each, at a public offering price of $16.00 per unit. The unit will have an exercise price of $17.60 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance. An additional 13,781 warrants were provided to placement agents with an exercise price of $20.00 per share.

The Company used the following assumptions in calculating the fair value of the warrants for the period ended:

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.13% - 4.49%	3.99% - 4.22%
Expected life of warrants	2.06 – 4.80 years	3.06 – 5.05 years
Expected dividend yield	Nil	Nil
Volatility	132.78%	119% – 124.9%
Weighted average fair value per warrant	$4.69	$4.16

At December 31, 2023, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 20, 2026(1)	7,030	1,800.00	2.06
February 28, 2027	20,689	460.80	3.16
December 6, 2027	13,781	20.00	3.93
December 9, 2027	9,876	17.60	3.94
January 18, 2028	25,906	124.80	4.05
February 2, 2028	10,938	14.40	4.10
October 17, 2028	783,968	3.68	4.80
October 17, 2028	24,457	4.05	4.80
	896,645	32.36	4.69

(1)	Unit A warrant balance is 7,030 as of December 31, 2023 and 2022.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

14.	RELATED PARTY TRANSACTIONS

The following summarizes the Company’s related party transactions, not disclosed elsewhere in these consolidated financial statements, during the years ended December 31, 2023 and 2022. Key management personnel includes the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and certain directors and officers and companies controlled or significantly influenced by them.

Key Management Personnel

	2023	2022
	($)	($)
Short-term employee benefits paid or accrued to the CEO of the Company, including share-based compensation vested for incentive stock options and performance warrants.	342,275	350,657
Short-term employee benefits paid or accrued to the CFO of the Company, including share-based compensation vested for incentive stock options and performance warrants.	354,995	363,291
Short-term employee benefits paid or accrued to a member of the advisory board of the Company, including share-based compensation vested for incentive stock options and performance warrants.	54,518	215,038
Short-term employee benefits paid or accrued to the Chief Technology Officer of the Company, including share-based compensation vested for incentive stock options and performance warrants.	276,395	306,441
Short-term employee benefits paid or accrued to a Director of the Company, including share-based compensation vested for incentive stock options and performance warrants.	257,945	293,585
Short-term employee benefits paid or accrued to the Chief People Officer of the Company, including share-based compensation vested for incentive stock options and performance warrants.	205,112	205,681
Short-term employee benefits paid or accrued to other directors and officers of the Company, including share-based compensation vested for incentive stock options and performance warrants.	84,586	426,153
Total	1,575,826	2,160,846

Other Related Party Payments

Office sharing and occupancy costs of $75,214 (December 31, 2022 - $64,741) were paid or accrued to a corporation that shares management in common with the Company.

Amounts Outstanding

a)	At December 31, 2023, a total of $177,500 (December 31, 2022 - $304,623) was included in accounts payable and accrued liabilities owing to officers, directors, or companies controlled by them. These amounts are unsecured and non-interest bearing (Note 11).

b)	At December 31, 2023, a total of $0 (December 31, 2022 - $2,604,713) of notes are payable to a director of the Company (Note 12).

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

15.	CONCENTRATION OF RISK

Credit risk

Credit risk is the risk of financial loss to the Company if a counterparty to a financial instrument fails to meet its payment obligations. The Company has no material counterparties to its financial instruments with the exception of the financial institutions which hold its cash. The Company manages its credit risk by ensuring that its cash is placed with a major financial institution with strong investment grade ratings by a primary ratings agency. The Company’s receivables consist of goods and services due from customers and tax due from the Canadian government.

Financial instrument risk exposure

The Company is exposed in varying degrees to a variety of financial instrument related risks. The Board approves and monitors the risk management processes.

Liquidity risk

The Company’s cash is invested in business accounts which are available on demand. The Company has raised additional capital during the years ended December 31, 2023 and 2022.

Interest rate risk

The Company’s bank account earns interest income at variable rates. The fair value of its portfolio is relatively unaffected by changes in short-term interest rates. A 1% change in interest rates would have no significant impact on profit or loss for the year ended December 31, 2023.

Foreign exchange risk

Foreign currency exchange rate risk is the risk that the fair value of financial instruments or future cash flows will fluctuate because of changes in foreign exchange rates. The Company operates in Canada and the United States.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

15.	CONCENTRATION OF RISK (continued)

The Company was exposed to the following foreign currency risk as at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	($)	($)
Cash	1,630,841	245,858
Accounts payable and accrued liabilities	(105,941)	(93,630)
	1,524,900	152,228

As at December 31, 2023, with other variables unchanged, a +/- 10% change in the United States dollar to Canadian dollar exchange rate would impact the Company’s net loss by $152,500 (December 31, 2022 - $15,200).

16.	Management of Capital

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company. Capital consists of items within equity (deficit). The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain future development of the business. The Company is not subject to any externally imposed capital requirements.

The Company remains dependent on external financing to fund its activities. In order to sustain its operations, the Company will spend its existing cash on hand and raise additional amounts as needed until the business generates sufficient revenues to be self-sustaining. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable.

In order to maximize ongoing corporate development efforts, the Company does not pay out dividends. The Company’s investment policy is to keep its cash treasury invested in certificates of deposit with major financial institutions.

There have been no changes to the Company’s approach to capital management during the year ended December 31, 2023.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

17.	GEOGRAPHICAL SEGMENTED INFORMATION

The Company is engaged in three business activities, the live events business, which includes partnering with multiple professional sports franchises to drive in-stadium audience engagement; a software licensing business creating a recurring revenue stream; and a business-to-business software platform that allows video game publishers and developers to offer prize-based matches of their games to their players.

Details of identifiable assets by geographic segments are as follows:

	Restricted deposits	Deposits	Property and equipment	Intangible assets

December 31, 2023
Canada	$8,679	$-	$-	$-
USA	-	-	1,935	-

	$8,679	$-	$1,935	$-

December 31, 2022
Canada	$8,489	$-	$-	$-
USA	-	100,000	93,973	6,393,364

	$8,489	$100,000	$93,973	$6,393,364

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	December 31, 2023	December 31, 2022
	($)	($)
Non-cash investing and financing activities:
Shares issued to acquire Holdco shares	-	715
Shares issued in connection with Xcite acquisition	-	262
Shares issued to convert Class A shares	28,247	-

19.	LEASE OBLIGATIONS AND COMMITMENTS

Lease Liabilities

Lease liabilities recognized as of January 1, 2022	$367,884
Change in lease liabilities	(239,324)
Less: current portion	128,560
At December 31, non-current portion	-
Lease liabilities recognized as of January 1, 2023	128,560
Change in lease liabilities	(128,560)
At December 31, 2023	0

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

19.	LEASE OBLIGATIONS AND COMMITMENTS (continued)

On August 1, 2015, the Company entered into a cost sharing arrangement agreement for the provision of office space and various administrative services. In May of 2018, the Company extended the cost sharing arrangement to July of 2022 at a monthly fee of CAD $7,000 plus GST per month.

On September 6, 2017, the Company entered into a rental agreement for office space in Los Angeles, California. Under the terms of the agreement the Company will pay $17,324 per month commencing on October 1, 2017 until June 30, 2023.

On April 30, 2023, the Company vacated its leased office space in Los Angeles, California in accordance with the termination of the lease. As of December 31, 2023, the Company operates using a fully remote workforce and does not have any long-term lease agreements for office space or other long-term assets. As such, the remaining right-of-use asset balance is $0.

20.	INCOME TAXES

a)	Provision for Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2023	2022
Domestic	$(8,925,899)	$(20,999,110)
Foreign	(1,586,258)	(1,474,082)
Total	$(10,512,157)	$(22,473,192)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 27% tax rate was applied as follows:

	2023	2022
	($)	($)
Loss for the year	(10,512,157)	(22,473,192)

Income tax at federal statutory rate	(2,838,000)	(5,876,000)
Increase (decrease) in tax resulting from:
Change in statutory, foreign tax, foreign exchange rates and other	536,000	(12,000)
Permanent differences	(218,000)	1,875,000
Share issue costs	-	370,000
Change in unrecognized deductible temporary differences	2,686,000	3,643,000
Other	(166,000)	-
Income tax expense	-	-

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2023, and 2022 is primarily attributable to the difference between the U.S. and foreign tax rates, non-deductible officer compensation, share-based compensation, true up of deferred taxes, other non-deductible permanent items, and change in valuation allowance. Note that the statutory rate will be the Canadian rate as the parent (filer) is domiciled in Canada.

The net deferred tax assets (liabilities) are comprised of the following:

	2023	2022
	($)	($)
Deferred tax assets:
Non-capital losses carry-forward	15,769,000	14,379,000
Exploration and Evaluation assets	1,470,000	1,470,000
Share issuance costs	733,000	789,000
Intangible assets	2,047,000	622,000
Other deferreds	1,000	12,000
Allowable capital losses	3,635,000	3,558,000
Property and equipment	77,000	76,000
Valuation allowance	(23,732,000)	(20,906,000)
Total deferred income taxes	-	-

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022 (Expressed in United States dollars)

20.	INCOME TAXES (continued)

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2023 and 2022, a valuation allowance of $23.7 million and $20.9 million, respectively, has been recorded.

As of December 31, 2023, the Company has accumulated federal and state net operating loss (“NOL”) carryforwards of $30.1 million and $15.6 million, respectively.

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated balance sheets are as follows:

Temporary Differences	2023	Expiry Date Range	2022	Expiry Date Range
	($)		($)
Non-capital losses available for future periods - US	45,697,000	2036 to indefinite	41,188,000	2036 to indefinite
Non-capital losses available for future periods - Canada	22,862,000	2026 to 2043	21,739,000	2026 to 2041
Allowable capital losses	13,463,000	No expiry date	13,178,000	No expiry date
Property and equipment	280,000	No expiry date	270,000	No expiry date
Intangible assets	9,747,000	No expiry date	2,962,000	No expiry date
Exploration and evaluation assets	5,446,000	No expiry date	5,446,000	No expiry date
Share issuance costs	2,715,000	No expiry date	2,922,000	No expiry date

The Company is subject to taxation in the United States and various states along with other foreign countries. The Company has not been notified that it is under audit by the IRS or any state, however, due to the presence of NOL carryforwards, all the income tax years remain open for examination in each of these jurisdictions. There are no audits in any foreign jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations.

Tax attributes are subject to review, and potential adjustment, by tax authorities. The Company files income tax returns with Canada, U.S. and state governments. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years before 2019.

21.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2023 through April 1, 2024, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.