Form 10-Q
period 2024-03-31
Versus Systems Inc.
filed 2024-05-15
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-39885

VERSUS SYSTEMS INC.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1558 West Hastings St. Vancouver, BC	V6G 3J4 Canada
(Address of principal executive office)	(Zip Code)

(424) 226-8588

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	VS	The Nasdaq Capital Market
Unit A Warrants	VSSYW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2024, there were 2,506,015 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Versus Systems Inc.

Condensed Interim Consolidated Balance Sheets (Unaudited)

(Expressed in US Dollars)

	March 31	December 31,
	2024	2023
	($)	($)
ASSETS
Current assets
Cash	2,892,356	4,689,007
Receivables, net of allowance (Note 4)	12,654	18,222
Prepaids	440,688	160,474
Total current assets	3,345,698	4,867,703

Restricted deposit (Note 5)	8,491	8,679
Property and equipment, net (Note 6)	1,169	1,935
Total assets	3,355,358	4,878,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9, Note 10 and Note 12)	163,527	286,427
Deferred revenue	15,499	35,049
Total liabilities	179,026	321,476

Stockholders’ equity
Share capital (Note 11)
Common stock and additional paid in capital, no par value. Unlimited authorized shares; 2,506,015 and 260,761 shares issued and outstanding, respectively	147,290,988	147,130,123
Accumulated other comprehensive income	208,596	248,287
Accumulated deficit	(136,762,413)	(135,434,022)
	10,737,171	11,944,388
Non-controlling interest (Note 7)	(7,560,839)	(7,387,547)
Total stockholders’ equity	3,176,332	4,556,841
Total liabilities and stockholders’ equity	3,355,358	4,878,317

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in US Dollars)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	($)	($)
REVENUES
Revenues	26,503	157,950
Cost of revenues	24,046	32,357
Gross margin	2,457	125,593

EXPENSES
Research and development	39,412	67,140
Selling, general and administrative	1,464,481	1,385,342
Total operating expenses	1,503,893	1,452,482

Operating loss	(1,501,436)	(1,326,889)
Other income/(expense), net	247	-
Loss before provision	(1,501,683)	(1,326,889)
Provision for income taxes	-	-
Net loss	(1,501,683)	(1,326,889)

Other total comprehensive loss:
Change in foreign currency translation, net of tax	39,691	(9,348)
Total other comprehensive loss	39,691	(9,348)
Total comprehensive loss	(1,461,992)	(1,317,541)

Less: comprehensive income attributable to non-controlling interest	173,292	132,694
Comprehensive loss attributable to shareholders	(1,288,700)	(1,184,847)

Basic and diluted earnings per share to shareholders	(0.53)	(2.28)

Weighted average shares - basic and diluted	2,506,015	515,304

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Interim Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Expressed in US Dollars)

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non-controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
						-
Balance at December 31, 2022	260,761	21	122,353,525	28,247	14,506,758	154,970	(125,907,025)	11,136,475	(6,402,387)	4,734,088

Exercise of warrants	252,625	-	4,446,200	-	-	-	-	4,446,200	-	4,446,200
Shares issued in public offering	156,250	-	2,250,000	-	-	-	-	2,250,000	-	2,250,000
Share issuance costs	-	-	(226,544)	-	-	-	-	(226,544)	-	(226,544)
Stock-based compensation	-	-	-	-	(1,247,113)	-	-	(1,247,113)	-	(1,247,113)
Cumulative translation adjustment	-	-	-	-	-	9,348	-	9,348	-	9,348
Loss and comprehensive loss	-	-	-	-	-	-	(1,194,195)	(1,194,195)	(132,694)	(1,326,889)

Balance at March 31, 2023	669,636	21	128,823,181	28,247	13,259,645	164,318	(127,101,220)	15,174,171	(6,535,081)	8,639,090

Balance at December 31, 2023	2,506,015	-	134,075,745	-	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841
Stock-based compensation	-	-	-	-	160,865	-	-	160,865	-	160,865
Cumulative translation adjustment	-	-	-	-	-	(39,691)	-	(39,691)	-	(39,691)
Loss and comprehensive loss	-	-	-	-	-	-	(1,328,391)	(1,328,391)	(173,292)	(1,501,683)

Balance at March 31, 2024	2,506,015	-	134,075,745	-	13,215,243	208,596	(136,762,413)	10,737,171	(7,560,839)	3,176,332

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Interim Consolidated Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	($)	($)
Cash flows from operating activities

OPERATING ACTIVITIES
Net Loss	(1,501,683)	(1,326,889)
Adjustments to reconcile net loss to net cash:
Amortization (Note 6)	-	73,601
Amortization of intangible assets (Note 8)	-	686,353
Loss on sale of equipment	-	2,659
Effect of foreign exchange	(38,740)	(10,012)
Share-based compensation	160,865	(1,247,113)
Receivables	5,568	26,182
Prepaids	(280,214)	(179,126)
Deferred revenue	(19,550)	(23,867)
Accounts payable and accrued liabilities	(122,897)	(259,747)
Cash flows from operating activities	(1,796,651)	(2,257,959)

FINANCING ACTIVITIES
Repayment of notes payable - related party	-	(36,795)
Proceeds from warrant exercises	-	4,446,200
Proceeds from share issuances	-	2,250,000
Payments for lease liabilities	-	(65,788)
Payments of share issuance costs	-	(226,544)
Cash flows from financing activities	-	6,367,073

INVESTING ACTIVITIES
Proceeds from sale of equipment	-	1,000
Purchase of intangible assets	-	(9,550)
Cash flows from investing activities	-	(8,550)

Change in cash during the period	(1,796,651)	4,100,564
Cash - Beginning of period	4,689,007	1,178,846
Cash - End of period	2,892,356	5,279,410

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

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

These condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of March 31, 2024, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These condensed interim consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

2.	BASIS OF PRESENTATION

Statement of compliance

These condensed interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

Basis of measurement

These condensed interim consolidated financial statements have been prepared on a historical cost basis, except for financial instruments classified as financial instruments at fair value. In addition, these condensed interim consolidated financial statements have been prepared using the accrual basis of accounting.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

2.	BASIS OF PRESENTATION (continued)

Functional and presentation currency

These condensed interim consolidated financial statements are presented in United States dollars, unless otherwise noted, which is the functional currency of the Company and its subsidiaries.

Basis of consolidation

These condensed interim consolidated financial statements include the accounts of Versus Systems Inc. and its subsidiaries, from the date control was acquired. Control exists when the Company possesses power over an investee, has exposure to variable returns from the investee and has the ability to use its power over the investee to affect its returns. All inter-company balances and transactions, and any unrealized income and expenses arising from inter-company transactions, are eliminated on consolidation. For partially owned subsidiaries, the interest attributable to non-controlling shareholders is reflected in non-controlling interest. Adjustments to non-controlling interest are accounted for as transactions with owners and adjustments that do not involve the loss of control are based on a proportionate amount of the net assets of the subsidiary.

Name of Subsidiary	Place of Incorporation	Proportion of Ownership Interest	Principal Activity

Versus Systems (Holdco) Inc.	United States of America	81.9%	Holding Company
Versus Systems UK, Ltd.	United Kingdom	81.9%	Sales Company
Versus LLC	United States of America	81.9%	Technology Company
Xcite Interactive, Inc.	United States of America	100.0%	Technology Company

Use of estimates

The preparation of these condensed interim consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed interim consolidated financial statements. Estimates and assumptions are continually evaluated and are based on historical experience and management’s assessment of current events and other facts and circumstances that are considered to be relevant. Actual results could differ from these estimates.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made, relate to, but are not limited to, the following:

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

2.	BASIS OF PRESENTATION (continued)

ii)	Valuation of share-based compensation

The Company uses the Black-Scholes Option Pricing Model for valuation of share-based compensation. Option pricing models require the input of subjective assumptions including expected price volatility, interest rate, and forfeiture rate. Input assumptions changes can materially affect the fair value estimate and the Company’s earnings (losses).

iii)	Depreciation and Amortization

The Company’s intangible assets and equipment are depreciated and amortized on a straight-line basis, taking into account the estimated useful lives of the assets and residual values. Changes to these estimates may affect the carrying value of these assets, net loss, and comprehensive income (loss) in future periods.

iv)	Determination of functional currency

The functional currency of the Company and its subsidiaries is the currency of the primary economic environment in which each entity operates. Determination of the functional currency may involve certain judgments to determine the primary economic environment. The functional currency may change if there is a change in events and conditions which determines the primary economic environment.

v)	Revenue Recognition

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

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options and warrants excluded from diluted loss per share as of March 31, 2024 totaled 915,154 (March 31, 2023 – 123,684).

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 820 recommends three main approaches for measuring the fair value of assets and liabilities: the market approach, the income approach, and the cost approach. The Company uses the appropriate approach based on the nature of the asset or liability being measured. Financial instruments include cash, receivables, restricted deposit, accounts payable and accrued liabilities. The carrying values of the financial instruments included in current assets and liabilities approximate their fair values due to their short-term maturities.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

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

As at March 31, 2024, the Company does not have any derivative financial assets and liabilities.

Intangible assets acquired separately were carried at cost at the time of initial recognition. Intangible assets acquired in a business combination and recognized separately from goodwill were initially recognized at their fair value at the acquisition date. Expenditure on research activities is recognized as an expense in the period in which it is incurred.

Intangibles with a finite useful life were amortized and those with an indefinite useful life are not amortized. The useful life is the best estimate of the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The useful life is based on the duration of the expected use of the asset by the Company and the legal, regulatory or contractual provisions that constrain the useful life and future cash flows of the asset, including regulatory acceptance and approval, obsolescence, demand, competition and other economic factors. If an income approach is used to measure the fair value of an intangible asset, the Company considers the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for Company-specific factors discussed above, to determine the useful life for amortization purposes. If no regulatory, contractual, competitive, economic or other factors limit the useful life of the intangible to the Company, the useful life is considered indefinite.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles with a finite useful life were amortized on the straight-line method unless the pattern in which the economic benefits of the intangible asset are consumed or used up are reliably determinable. The Company evaluates the remaining useful life of intangible assets each reporting period to determine whether any revision to the remaining useful life is required. If the remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over the revised remaining useful life. The Company’s intangible assets are amortized on a straight-line basis over 3 years. In the year development costs are incurred, amortization is based on a half year.

Goodwill

The Company allocates goodwill arising from business combinations to reporting units that are expected to receive the benefits from the synergies of the business combination. The carrying amount reporting units to which goodwill has been allocated was tested annually for impairment or when there is an indication that the goodwill may be impaired. Any impairment is recognized as an expense immediately.

Deferred financing costs

Deferred financing costs consist primarily of direct incremental costs related to the Company’s public offering of its common stock. Upon completion of the Company’s financings any deferred costs were offset against the proceeds.

Impairment of intangible assets excluding goodwill

There are special requirements for the development of software to be sold. The costs incurred to establish the technological feasibility of the software that will be sold are expensed as research and development when incurred. Once technological feasibility has been achieved, the Company capitalizes the remaining costs incurred to develop the software for sale. Costs were capitalized until the product is ready to be sold or marketed to customers, at which time, amortization of the capitalized costs begins.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

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

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2024 and December 31, 2023, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within its next twelve months. The Company’s tax years are subject to examination for 2020 and forward for U.S. Federal tax purposes and for 2019 and forward for state tax purposes.

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

All leases are accounted for as operating leases wherein rental payments are expensed on a straight-line basis over the periods of their respective leases. Operating leases (with an initial term of more than 12 months) are included in operating lease right-of-use (ROU) assets, operating lease liabilities (current), and operating lease liabilities (non-current) in the condensed interim consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company utilizes a market-based approach to estimate the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease prepayments, reduced by lease incentives and accrued rent. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The total proceeds from the issuance of equity units are allocated between the common shares and the warrants based on their relative fair values at the date of issuance. This allocation is reflected in the equity section of the condensed interim consolidated balance sheet, with the fair value of the warrants recorded as a component of additional paid-in capital in the equity section. If the warrants expire unexercised, the amount remains in additional paid-in capital.

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

As of February 1, 2021, the warrants were considered a derivative liability since the obligation to issue shares was not fixed in the Company’s functional currency. The derivative warrant liability was measured as fair value at issue with subsequent changes recognized in the consolidated statement of loss and comprehensive loss. A $9,743,659 warrant derivative loss was recorded in the consolidated statement of loss and comprehensive loss beginning February 1, 2021 when the Company changed its functional currency. As of March 31, 2024 and the associated warrants have expired and the remaining balance of the warrant liability is $0.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At the end of each reporting period, the monetary assets and liabilities of the Company and its subsidiaries that are denominated in foreign currencies are translated at the rate of exchange at the date of the condensed interim consolidated balance sheets. Non-monetary assets and liabilities that are denominated in foreign currencies are translated at historical rates. Revenues and expenses that are denominated in foreign currencies are translated at the exchange rates approximating those in effect on the date of the transactions. Foreign currency translation gains and losses are recognized in other comprehensive income and accumulated in equity on the condensed interim consolidated statement of stockholders’ equity.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) and represents the change in shareholders’ equity (deficit) which results from transactions and events from sources other than the Company’s shareholders. Comprehensive loss differs from net loss for the periods ended March 31, 2024 and 2023, due to the effects of foreign translation gains and losses.

Recent accounting pronouncements not yet adopted

New accounting pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU clarifies leasing transactions among entities under common control, emphasizing the use of written terms for lease existence and classification. It is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating how this will impact its condensed interim consolidated financial statements and disclosures.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU expands the proportional amortization method to additional types of tax equity investments. It allows entities to apply this method to a broader range of investments that generate tax credits, providing greater flexibility in accounting for these investments. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating how this ASU will impact its condensed interim consolidated financial statements and disclosures.

In March 2023, the FASB issued ASU 2023-03, which amends various SEC paragraphs in the Accounting Standards Codification. This includes amendments to Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). The amendments are in response to SEC Staff Accounting Bulletin No. 120 and other SEC staff announcements and guidance. This ASU does not introduce new guidance and therefore does not have a specified transition or effective date. However, for smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating how this ASU will impact its condensed interim consolidated financial statements and disclosures.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Entities may choose to apply these amendments retrospectively if sufficient information is available. The Company is currently evaluating how this ASU will impact its condensed interim consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU introduces changes to the disclosure requirements, aligning them more closely with the SEC’s initiatives for simplification and update. It specifically addresses various amendments in the FASB Accounting Standards Codification in response to the SEC’s drive for clearer and more streamlined disclosures. This ASU is effective for public business entities classified as smaller reporting companies for fiscal years beginning after December 15, 2023. The Company is currently evaluating how this ASU will impact its condensed interim consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its condensed interim consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company is currently evaluating how this ASU will impact its condensed interim consolidated financial statements and disclosures.

Recent adopted accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. It is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its condensed interim consolidated financial statements and disclosures.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. ASU 2021-08 requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contract. It is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its condensed interim consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which significantly changes how entities measure credit losses for most financial assets and certain other instruments. ASU 2016-13 introduces a new model for recognizing credit losses, known as the current expected credit loss (CECL) model, which is based on expected losses rather than incurred losses. Under the CECL model, entities will be required to estimate all expected credit losses over the life of the asset. This update applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This ASU is effective for public business entities classified as smaller reporting companies for fiscal years beginning after December 15, 2022. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its condensed interim consolidated financial statements and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

4.	RECEIVABLES

As of March 31, 2024, accounts receivable consists of customer receivables of $3,874 (net an allowance for credit losses of $754) and Goods and Services Tax (GST) receivable of $8,780. As of December 31, 2023, accounts receivable consists of customer receivables of $8,680 (net an allowance for credit losses of $2,700) and GST receivable of $9,542.

5.	RESTRICTED DEPOSIT

As at March 31, 2024, restricted deposits consisted of $8,491 (December 31, 2023 - $8,679) held in a guaranteed investment certificate as collateral for a corporate credit card.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

6.	PROPERTY AND EQUIPMENT

	Computers	Right of Use Asset	Total
	($)	($)	($)
Cost
At December 31, 2022	246,719	749,202	995,921
Additions	-	-	-
Disposals	(222,468)	-	(222,468)
At December 31, 2023	24,251	749,202	773,453
Disposals	(247)		(247)
At March 31, 2024	24,004	749,202	773,206
Accumulated amortization
At December 31, 2022	152,746	749,202	901,948
Amortization for the period	23,754	-	23,754
Disposals	(154,184)	-	(154,184)
At December 31, 2023	22,316	749,202	771,518
Amortization for the period	601		601
Disposals	(82)		(82)
At March 31, 2024	22,835	749,902	772,737

Carrying amounts
At December 31, 2022	93,973	-	93,973
At December 31, 2023	1,935	-	1,935
At March 31, 2024	1,169	-	1,169

7.	NON-CONTROLLING INTEREST IN VERSUS LLC

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

7.	NON-CONTROLLING INTEREST IN VERSUS LLC (continued)

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of and for the three months ended March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023
Non-controlling interest percentage	18.1%	18.1%
	($)	($)
Assets
Current	2,026,403	296,337
Non-current	1,169	2,491,634
	2,207,572	2,787,971

Liabilities
Current	26,087	151,311
Non-current	45,936,326	40,803,631
	45,962,413	40,954,942
Net liabilities	(43,754,841)	(38,166,971)
Non-controlling interest	(7,560,839)	(6,515,823)
Net loss	(1,501,683)	(733,116)
Net loss attributed to non-controlling interest	(173,292)	(132,694)

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

8.	INTANGIBLE ASSETS

Intangible assets were comprised of a business-to-business software platform that allows video game publishers and developers to offer prize-based matches of their games to their players. The Company continued to develop new apps, therefore additional costs were capitalized during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, the Company completed an impairment analysis of its intangible assets and concluded the assets were impaired. As a result, they recorded an impairment change in the amount of $3,968,332 during the year ended December 31,2023.

	Software	Customer Relationships	Trade name	Developed Technology	Total
Cost
At December 31, 2022	14,715,529	3,170,966	420,833	1,209,861	19,517,189
Additions	19,413	-	-	-	19,413
Impairment	(1,656,691)	(1,745,854)	(420,833)	(144,954)	(3,968,332)
At December 31, 2023	13,078,251	1,425,112	-	1,064,907	15,568,270
Additions	-	-	-	-	-
At March 31, 2024	-	-	-	-	-
Accumulated amortization
At December 31, 2022	11,311,681	1,037,144	-	775,000	13,123,825
Amortization	1,766,570	387,968	-	289,907	2,444,445
At December 31, 2023	13,078,251	1,425,112	-	1,064,907	15,568,270
Amortization	-	-	-	-	-
At March 31, 2024	13,078,251	1,425,112	-	1,064,907	15,568,270
Carrying amounts
At December 31, 2022	3,403,848	2,133,822	420,833	434,861	6,393,364
At December 31, 2023	-	-	-	-	0
At March 31, 2024	-	-	-	-	0

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities are comprised of the following:

	March 31, 2024	December 31, 2023
	($)	($)
Accounts payable	92,056	82,579
Due to related parties (Note 10 and Note12)	71,471	177,500
Accrued liabilities	-	26,348
	163,527	286,427

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

10.	NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2023, the Company repaid $2,519,835 of principal on its outstanding note payable – related party balances. As at December 31, 2023, the Company had recorded $0 in accrued interest.

During the three months ended March 31, 2023 the Company recorded finance expense of $24,625 (December 31, 2023 - $60,770), related to bringing the notes to their present value.

Amount
($)
Balance, December 31, 2022	2,604,713
Foreign currency adjustment	(35,380)
Repayments	(2,519,835)
Cancellation of remaining debt	(49,498)
Balance, December 31, 2023	-

11.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue an unlimited number of Class A Shares. The Class A Shares do not have any special rights or restrictions attached., respectively. The Class A shares were converted to common shares on December 22, 2023, and as of December 31, 2023, there were 0 Class A Shares issued and outstanding.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

11.	SHARE CAPITAL (continued)

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 10% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2022	14,238	594.08
Granted	25,000	14.40
Exercised	-	-
Forfeited	(10,247)	392.60
Balance – December 31, 2023	28,990	165.38
Granted	-	-
Exercised	-	-
Forfeited	(10,481)	150.48
Balance – March 31, 2024	18,509	173.81

During the periods ended March 31, 2024 and 2023 the Company recorded share-based compensation of $160,865 and $1,247,113, respectively, relating to options vested during the period.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

	March 31, 2024	March 31, 2023
Risk-free interest rate	3.93%	3.93%
Expected life of options	3.38 years	5.0 years
Expected dividend yield	Nil	Nil
Volatility	132.65%	132.65%

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

11.	SHARE CAPITAL (continued)

At March 31, 2024, the Company had incentive stock options outstanding as follows:

Expiry Date	Options Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
April 2, 2024	423	604.80	0.01
June 27, 2024	26	614.40	0.24
September 27, 2024	780	1,087.20	0.49
October 22, 2024	26	967.20	0.56
July 24, 2025	382	715.20	1.32
July 31, 2025	384	715.20	1.33
August 10, 2025	52	715.20	1.36
June 1, 2026	59	1,689.60	2.17
June 29, 2026	25	1,356.00	2.25
August 19, 2026	949	1,008.00	2.39
August 17, 2027	2,076	96.00	3.38
September 20, 2027	140	55.20	3.47
February 13, 2028	13,187	14.40	3.87
	18,509	173.81	3.38

d)	Share purchase warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2022	329,908	91.84
Exercised	(283,875)	16.19
Expired	-	-
Issued	850,612	3.83
Balance – December 31, 2023	896,645	32.36
Exercised	-	-
Expired	-	-
Issued	-	-
Balance – March 31, 2024(1)	896,645	32.36

(1)	Unit A warrant balance is 7,030 as of March 31, 2024.

During the year ended December 31, 2023, the Company:

i)	Issued 10,938 placement agent warrants in conjunction with a registered direct offering on February 2, 2023, with an exercise price of $14.40 per share.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

11.	SHARE CAPITAL (continued)

ii)	Issued 815,217 warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $3.68 per share.

iii)	Issued 24,457 placement agent warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $4.05 per share.

The Company used the following assumptions in calculating the fair value of the warrants for the period ended:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.13% - 4.49%	4.13% - 4.49%
Expected life of warrants	1.81 – 4.55 years	2.06 – 4.80 years
Expected dividend yield	Nil	Nil
Volatility	132.78%	132.78%
Weighted average fair value per warrant	$4.44	$4.69

At March 31, 2024, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 20, 2026(1)	7,030	1,800.00	1.81
February 28, 2027	20,689	460.80	2.92
December 6, 2027	13,781	20.00	3.68
December 9, 2027	9,876	17.60	3.69
January 18, 2028	25,906	124.80	3.80
February 2, 2028	10,938	14.40	3.85
October 17, 2028	783,968	3.68	4.55
October 17, 2028	24,457	4.05	4.55
	896,645	32.36	4.44

(1)	Unit A warrant balance is 7,030 as of March 31, 2024.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

12.	RELATED PARTY TRANSACTIONS

The following summarizes the Company’s related party transactions, not disclosed elsewhere in these condensed interim consolidated financial statements, during the three months ended March 31, 2024 and 2023. Key management personnel includes the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and certain directors and officers and companies controlled or significantly influenced by them.

Key Management Personnel

	2024	2023
	($)	($)
Short-term employee benefits paid or accrued to the CEO of the Company, including share-based compensation vested for incentive stock options and performance warrants.	105,879	88,179
Short-term employee benefits paid or accrued to the CFO of the Company, including share-based compensation vested for incentive stock options and performance warrants.	109,599	91,899
Short-term employee benefits paid or accrued to a member of the advisory board of the Company, including share-based compensation vested for incentive stock options and performance warrants.	-	54,518
Short-term employee benefits paid or accrued to the Chief Technology Officer of the Company, including share-based compensation vested for incentive stock options and performance warrants.	95,387	77,686
Short-term employee benefits paid or accrued to a Director of the Company, including share-based compensation vested for incentive stock options and performance warrants.	82,487	74,786
Short-term employee benefits paid or accrued to the Chief People Officer of the Company, including share-based compensation vested for incentive stock options and performance warrants.	-	54,036
Short-term employee benefits paid or accrued to other directors and officers of the Company, including share-based compensation vested for incentive stock options and performance warrants.	18,748	23,826
Total	412,100	464,930

Other Related Party Payments

Office sharing and occupancy costs of $0 (December 31, 2023 - $64,741) were paid or accrued to a corporation that shares management in common with the Company.

Amounts Outstanding

a)	At March 31, 2024, a total of $71,471 (December 31, 2023 - $177,500) was included in accounts payable and accrued liabilities owing to officers, directors, or companies controlled by them. These amounts are unsecured and non-interest bearing (Note 9).

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

13.	CONCENTRATION OF RISK

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

Liquidity risk

The Company’s cash is invested in business accounts which are available on demand. The Company has not raised additional capital during the three months ended March 31, 2024.

Interest rate risk

The Company’s bank account earns interest income at variable rates. The fair value of its portfolio is relatively unaffected by changes in short-term interest rates. A 1% change in interest rates would have no significant impact on profit or loss for the year ended March 31, 2024.

Foreign exchange risk

Foreign currency exchange rate risk is the risk that the fair value of financial instruments or future cash flows will fluctuate because of changes in foreign exchange rates. The Company operates in Canada and the United States.

The Company was exposed to the following foreign currency risk as at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	($)	($)
Cash	775,479	1,630,841
Accounts payable and accrued liabilities	(132,107)	(105,941)
	643,372	1,524,900

As at March 31, 2024, with other variables unchanged, a +/- 10% change in the United States dollar to Canadian dollar exchange rate would impact the Company’s net loss by $64,300 (December 31, 2023 - $152,500).

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024 (Expressed in United States dollars) (Unaudited)

14.	Management of Capital

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

There have been no changes to the Company’s approach to capital management during the year ended March 31, 2024.

15.	GEOGRAPHICAL SEGMENTED INFORMATION

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

Details of identifiable assets by geographic segments are as follows:

	Restricted deposits	Deposits	Property and equipment	Intangible assets

March 31, 2024
Canada	$8,491	$-	$-	$-
USA	-	-	1,169	-

	$8,491	$-	$1,169	$-

March 31, 2023
Canada	$8,490	$-	$-	$-
USA	-	100,000	114,815	6,381,563

	$8,490	$100,000	$114,815	$6,381,563

16.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of March 31, 2024 through May 15, 2024, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed interim consolidated financial statements or disclosure in the notes thereto.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

Overview

We offer a suite of proprietary business-to-business software tools that are meant to drive user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

Our customers are mostly sports teams, venues, and advertising agencies, who typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At December 31, 2022, we had 16 active customers. At December 31, 2023 and at March 31, 2024, we had five active customers.

Our products and games are designed so that end users of our products can earn prizes by registering on our system and completing in-content challenges like trivia, polls, or casual mobile games. Players can use our system to play a variety of games and earn a wide range of prize types provided by advertisers and sponsors. Our products include our in-venue XEO and Filter Fan Cam products for live events, and our new stand-alone “Winfinite” product that can be used by brands, advertising agencies, and content partners to reach potential customers outside of sports venues, on mobile devices. We also have an IP portfolio that could create future licensing and product development opportunities including our recently allowed Artificial Intelligence (“AI”) and Machine Learning (“ML”) series of patent claims.

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

Operating Results

Comparison of Results of Operations for the Three-Month periods ended March 31, 2024 and March 31, 2023

The following table summarizes our results of operations for the three month periods ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023

Statement of Operations and Comprehensive Loss Data:
Revenue	$26,503	$157,950
Cost of revenues	24,046	32,357
Gross Margin	2,457	125,593

Expenses
Research and development	39,412	67,140
Selling, general and administrative	1,464,481	1,385,341
Total Operating Expenses	1,503,893	1,452,482
Operating loss	(1,501,436)	(1,362,889)
Other income/(expense)	247	0
Net loss	(1,501,683)	(1,326,889)

Other total comprehensive loss:
Change in foreign currency translation, net of tax	39,691	(9,348)
Total comprehensive loss	$(1,461,992)	(1,317,541)

Basic and diluted loss per share to shareholders	$(0.53)	$(2.28)

Revenue

Our revenues are derived primarily from software licensing. Revenue was $26,503 for the three month period ended March 31, 2024, representing a decrease of $131,447, or 83%, from $157,950 for the three month period ended March 31, 2023. The decrease was primarily due to a significant reduction in the number of clients from 16 active clients at March 31, 2023 to five active clients at March 31, 2024.

Cost of revenues

Cost of revenues was $24,046 for the three month period ended March 31, 2024, representing a decrease of $8,311, or 26%, from $32,357 for the three month period ended March 31, 2023. The decrease was primarily due to significant reductions in staff related to our company restructuring.

Research and development

Research and development was $39,412 for the three month period ended March 31, 2024, representing a decrease of $27,728, or 41%, from $67,140 for the three month period ended March 31, 2023. The decrease was primarily due to a reduction in staffing levels, including a large portion of our engineering staff, and a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $1,464,481 for the three month period ended March 31, 2024, representing an increase of $79,139, or 6%, from $1,385,342 for the three month period ended March 31, 2023. The increase was primarily due to an increase in professional fees.

Loss from Operations

Loss from operations was $1,503,893 for the three month period ended March 31, 2024, representing an increase of $51,411, or 4%, from $1,452,482 for the three month period ended March 31, 2023. The increase was primarily the result of increased spend on professional fees.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

We had cash of $2,892,356 and a working capital surplus of $3,166,672 as at March 31, 2024, compared to a cash position of $4,689,007 and working capital surplus of $4,546,227 as at December 31, 2023. The decrease in our cash position and decrease in working capital surplus was related to using cash to fund operations and ongoing losses.

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

While, we plan to increase our cash flow from our operations to address some of our liquidity concerns, to date we have been unable to do so and are experiencing declining revenues. Accordingly, we are evaluating other strategic alternatives. However, to execute our business plan and implement our business strategy, we anticipate that we will need to obtain additional financing and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current shareholders’ ownership in us and could also result in a decrease in the market price of our common shares. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, including reductions in our research and development expenses or headcount reductions, which could adversely affect our ability to implement our business plan and ultimately our viability as a company, or we may be forced to liquidate the company.

Cash Flows

The following summarizes the key components of our cash flows for the three month periods ended March 31, 2024 and 2023:

	Three Month Period Ended March 31, 2024	Three Month Period Ended March 31, 2023
Net cash used in operating activities	$(1,796,651)	$(2,257,959)
Net cash used in investing activities	-	(8,550)
Net cash provided by financing activities	-	6,367,073
Net increase (decrease) in cash	$(1,796,651)	$4,100,564

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2024 was $1,796,651 as compared to $2,257,959 for the three month period ended March 31, 2023. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss excluding share based compensation expense, which was negative $1,247,113 in the three month period ended March 31, 2023.

Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2024 was $0 as compared to $8,550 for the three month period ended March 31, 2023. The change in cash flow used in investing activities was primarily attributable to a significant reduction in payroll capitalized for the development of intangible assets, and a reduction in the amount of equipment purchased.

Financing Activities

Net cash provided by financing activities was $0 for the three month period ended March 31, 2024 as compared to $6,367,073 for the three month period ended March 31, 2023. The change in cash flow provided by financing activities was mainly attributable to proceeds we received from the issuance of common shares, exercise of warrants and options, and repayments on notes payable in 2023.

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

Intangible assets

Intangible assets acquired separately were measured upon initial recognition at cost, which comprises the purchase price plus any costs directly attributable to the preparation of the asset for its intended use. Intangible assets acquired through business combinations (Xcite Interactive) or asset acquisitions were initially recognized at fair value as at the date of acquisition. After initial recognition, intangible assets were carried at cost less accumulated amortization and any accumulated impairment charges.

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

A valuation allowance is recorded against deferred tax assets (DTA’s) when management does not believe that the realization of DTA’s is more likely than not. While management believes that its judgements and estimates regarding deferred tax assets and liabilities are appropriate, significant differences in actual results may materially affect our future financial results.

We recognize any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2024 and 2023, we did not record any accruals for interest and penalties. We do not foresee material changes to our uncertain tax positions within the next twelve months.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our chief executive officer and chief financial officer, has concluded that, as of March 31, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Other than as set for below, there have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (our “Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face, and additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common shares could decline and you could lose part or all of your investment.

If we do not successfully raise additional capital, improve our operating cash flow, or complete a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that must be reserved for commitments and contingent liabilities, as to which we can give you no assurance.

There can be no assurance that we will successfully raise additional capital, that we will improve our operating cash flow, or that we will be able to complete a strategic transaction. If none of those occur, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing a financing, improved operations, or a strategic transaction. In addition, if our board of directors were to approve and recommend a dissolution and liquidation of our company, we would be required under British Columbia corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS SYSTEMS INC.

Date: May 15, 2024	/s/ Matthew Pierce
Matthew Pierce
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	/s/ Craig Finster
Craig Finster
Chief Financial Officer
(Principal Financial and Accounting Officer)