Form 10-Q
period 2024-06-30
Versus Systems Inc.
filed 2024-08-14
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, there were 2,550,728 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Versus Systems Inc.

Condensed Interim Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30	December 31,
	2024	2023
	($)	($)
ASSETS	(Unaudited)
Current assets
Cash	905,915	4,689,007
Receivables, net of allowance (Note 4)	10,250	18,222
Prepaids	913,658	160,474
Total current assets	1,829,823	4,867,703

Restricted deposit (Note 5)	-	8,679
Property and equipment, net (Note 6)	878	1,935
Total assets	1,830,701	4,878,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9, Note 10 and Note 12)	23,606	286,427
Deferred revenue	9,331	35,049
Total liabilities	32,937	321,476

Stockholders’ equity
Share capital (Note 11)
Common stock and additional paid in capital, no par value. Unlimited authorized shares; 2,506,015 common shares and no Class A shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	147,290,988	147,130,123
Accumulated other comprehensive income	329,770	248,287
Accumulated deficit	(138,105,958)	(135,434,022)
	9,514,800	11,944,388
Non-controlling interest (Note 7)	(7,717,036)	(7,387,547)
Total stockholders’ equity	1,797,764	4,556,841
Total liabilities and stockholders’ equity	1,830,701	4,878,317

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Expressed in US Dollars, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($)	($)	($)	($)
REVENUES
Revenues	26,937	56,053	53,440	214,003
Cost of revenues	16,231	23,570	40,277	55,927
Gross margin	10,706	32,483	13,163	158,076

EXPENSES
Research and development	67,203	717,667	106,615	784,807
Selling, general and administrative	1,443,171	1,625,471	2,907,652	3,010,813
Total operating expenses	1,510,374	2,343,138	3,014,267	3,795,620

Operating loss	(1,499,668)	(2,310,655)	(3,001,104)	(3,637,544)
Other income/(expense), net	(74)	-	(321)	-
Loss before provision	(1,499,742)	(2,310,655)	(3,001,425)	(3,637,544)
Provision for income taxes	-	-	-	-
Net loss	(1,499,742)	(2,310,655)	(3,001,425)	(3,637,544)

Other total comprehensive income (loss):
Change in foreign currency translation, net of tax	121,174	18,849	160,865	28,197
Total other comprehensive income (loss)	121,174	18,849	160,865	28,197
Total comprehensive loss	(1,378,568)	(2,291,806)	(2,840,560)	(3,609,347)

Less: comprehensive income attributable to non-controlling interest	156,197	268,894	329,489	401,588
Comprehensive loss attributable to shareholders	(1,222,371)	(2,022,912)	(2,511,071)	(3,207,759)

Basic and diluted earnings per share to shareholders	(0.54)	(3.05)	(1.07)	(5.46)

Weighted average shares - basic and diluted	2,506,015	669,636	2,506,015	592,896

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Interim Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

(Expressed in US Dollars)

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	2,506,015	-	134,075,745	-	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841

Stock-based compensation	-	-	-	-	160,865	-	-	160,865	-	160,865
Cumulative translation adjustment	-	-	-	-	-	(39,691)	-	(39,691)	-	(39,691)
Loss and comprehensive loss	-	-	-	-	-	-	(1,328,391)	(1,328,391)	(173,292)	(1,501,683)

March 31, 2024	2,506,015	-	134,075,745	-	13,215,243	208,596	(136,762,413)	10,737,171	(7,560,839)	3,176,332
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	121,174	-	121,174	-	121,174
Loss and comprehensive loss	-	-	-	-	-	-	(1,343,545)	(1,343,545)	(156,197)	(1,499,742)

Balance at June 30, 2024	2,506,015	-	134,075,745	-	13,215,243	329,770	(138,105,958)	9,514,800	(7,717,036)	1,797,764

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	260,761	21	122,353,525	28,247	14,506,758	154,970	(125,907,025)	11,136,475	(6,402,387)	4,734,088

Exercise of warrants	252,625	-	4,446,200	-	-	-	-	4,446,200	-	4,446,200
Shares issued in public offering	156,250	-	2,250,000	-	-	-	-	2,250,000	-	2,250,000
Share issuance costs	-	-	(226,544)	-	-	-	-	(226,544)	-	(226,544)
Stock-based compensation	-	-	-	-	(1,247,113)	-	-	(1,247,113)	-	(1,247,113)
Cumulative translation adjustment	-	-	-	-	-	9,348	-	9,348	-	9,348
Loss and comprehensive loss	-	-	-	-	-	-	(1,194,195)	(1,194,195)	(132,694)	(1,326,889)

March 31, 2023	669,636	21	128,823,181	28,247	13,259,645	164,318	(127,101,220)	15,174,171	(6,535,081)	8,639,090
Stock-based compensation	-	-	-	-	90,893	-	-	90,896	-	90,896
Cumulative translation adjustment	-	-	-	-	-	18,849	-	18,849	-	18,849
Loss and comprehensive loss	-	-	-	-	-	-	(2,041,761)	(2,041,761)	(268,894)	(2,310,655)

Balance at June 30, 2023	669,636	21	128,823,181	28,247	13,350,541	183,167	(129,142,981)	13,242,155	(6,803,975)	6,438,180

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Interim Consolidated Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	Six months Ended	Six months Ended
	June 30, 2024	June 30, 2023
	($)	($)
Cash flows from operating activities

OPERATING ACTIVITIES
Net loss	(3,001,425)	(3,637,544)
Adjustments to reconcile net loss to net cash:
Amortization (Note 8)	-	113,391
Amortization of intangible assets	-	1,371,951
Loss on sale of equipment	-	51,771
Accrued interest	-	2,582
Effect of foreign exchange	91,219	56,500
Share-based compensation	160,865	(1,156,217)
Receivables	7,972	39,363
Prepaids	(753,184)	(67,338)
Deferred revenue	(25,718)	(58,720)
Accounts payable and accrued liabilities	(262,821)	(229,742)
Cash flows used in operating activities	(3,783,092)	(3,514,003)

FINANCING ACTIVITIES
Repayment of notes payable - related party	-	(664,697)
Proceeds from warrant exercises	-	4,446,200
Proceeds from share issuances	-	2,250,000
Payments for lease liabilities	-	(131,142)
Payments of share issuance costs	-	(361,706)
Cash flows provided by financing activities	-	5,538,655

INVESTING ACTIVITIES
Proceeds from sale of equipment	-	4,899
Purchase of intangible assets	-	(14,569)
Cash flows used in investing activities	-	(9,670)

Change in cash during the period	(3,783,092)	2,014,981
Cash - Beginning of period	4,689,007	1,178,846
Cash - End of period	905,915	3,193,827

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

The Company is actively pursuing a range of strategic alternatives aimed at maximizing shareholder value and strengthening its market position. We are in the process of evaluating and implementing commercial agreements to expand the distribution of applications that leverage our proprietary technology. These arrangements are intended to enhance market reach, drive user growth, and establish relationships with distribution partners. These collaborations may support technology and development, integrate complementary technologies, and improve our competitive edge.

In parallel, we are exploring various strategic options, including potential acquisitions, mergers, reverse mergers, and the sale of non-core assets. These alternatives would be designed to create synergies, streamline operations, and generate revenue. We are also seeking strategic partnerships and evaluating opportunities for capital raises to support our growth initiatives. Furthermore, the Company is focused on enhancing operational efficiency by optimizing processes and upgrading technology systems to reduce costs and improve profitability. Strengthening our financial health through better cash flow management and prudent financial practices is also a key priority. These comprehensive efforts are aimed at positioning the Company for long-term success and delivering sustainable value to our shareholders.

The Company is undertaking a strategic transition by shifting its governing jurisdiction from British Columbia to Delaware. This change is expected to better align with our evolving business strategy and deliver several key benefits. Firstly, the transition to Delaware is anticipated to enhance our access to investors and financial institutions within the United States. Delaware’s renowned business-friendly legal environment and proximity to the U.S. Northeast’s economic and financial centers is expected to facilitate easier access to funding, increase our strategic flexibility, and reduce the overall cost of capital. This improved access to funding would be crucial in supporting our future growth initiatives and financing our strategic plans.

Secondly, the move is expected to bolster our ability to execute an acquisitive growth strategy. By operating under Delaware’s well-established corporate laws, we believe that we will be better positioned to use our capital stock as consideration for acquisitions and be able to structure transactions with more legal certainty. This capability will allow us to pursue strategic opportunities more effectively, expand our business portfolio, and achieve our growth objectives through well-structured transactions.

Additionally, the change in jurisdiction will enable us to more effectively focus management efforts on our U.S. and international operations. This realignment would help streamline our governance and operational strategies across different regions, thereby enhancing our ability to manage and optimize each market effectively. Furthermore, the enhanced profile of companies incorporated in Delaware with operations in the U.S. is likely to make the Company more attractive to key employees and executives, aiding in the recruitment and retention of top talent critical for driving innovation and growth.

In conjunction with these changes, the Company is also exploring opportunities to raise capital through its shareholders. Engaging with our shareholder base could provide an additional source of funding that aligns with our strategic goals. Accretive capital raises would support our expansion plans, enable us to capitalize on growth opportunities, and strengthen our financial position.

Overall, the shift to Delaware, combined with the exploration of acquisition opportunities and investor engagement, is part of our broader strategy to enhance operational effectiveness, execute our growth strategy, and maximize shareholder value.

These condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of June 30, 2024, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These condensed interim consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options and warrants excluded from diluted loss per share as of June 30, 2024 totaled 911,775 (June 30, 2023 – 127,041).

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

As at June 30, 2024, the Company does not have any derivative financial assets and liabilities.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles with a finite useful life were amortized on the straight-line method unless the pattern in which the economic benefits of the intangible asset are consumed or used up are reliably determinable. The Company evaluates the remaining useful life of intangible assets each reporting period to determine whether any revision to the remaining useful life is required. If the remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over the revised remaining useful life. The Company’s intangible assets were amortized on a straight-line basis over 3 years. In the year development costs are incurred, amortization is based on a half year.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2024 and December 31, 2023, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within its next twelve months. The Company’s tax years are subject to examination for 2020 and forward for U.S. Federal tax purposes and for 2019 and forward for state tax purposes.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

At the end of each reporting period, the monetary assets and liabilities of the Company and its subsidiaries that are denominated in foreign currencies are translated at the rate of exchange at the date of the condensed interim consolidated balance sheets. Non-monetary assets and liabilities that are denominated in foreign currencies are translated at historical rates. Revenues and expenses that are denominated in foreign currencies are translated at the exchange rates approximating those in effect on the date of the transactions. Foreign currency translation gains and losses are recognized in other comprehensive income and accumulated in equity on the condensed interim consolidated statements of stockholders’ equity.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) and represents the change in shareholders’ equity (deficit) which results from transactions and events from sources other than the Company’s shareholders. Comprehensive loss differs from net loss for the periods ended June 30, 2024 and 2023, due to the effects of foreign translation gains and losses.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent adopted accounting pronouncements

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

As of June 30, 2024, accounts receivable consists of customer receivables of none and Goods and Services Tax (GST) receivable of $10,250 As of December 31, 2023, accounts receivable consists of customer receivables of $8,680 (net an allowance for credit losses of $2,700) and GST receivable of $9,542.

5.	RESTRICTED DEPOSIT

As at June 30, 2024, restricted deposits consisted of none (December 31, 2023 - $8,679) held in a guaranteed investment certificate as collateral for a corporate credit card.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

6.	PROPERTY AND EQUIPMENT

	Computers	Right of Use Asset	Total
	($)	($)	($)
Cost
At December 31, 2022	246,719	749,202	995,921
Additions	-	-	-
Disposals	(222,468)	-	(222,468)
At December 31, 2023	24,251	749,202	773,453
Disposals	(247)		(247)
At June 30, 2024	24,004	749,202	773,206
Accumulated amortization
At December 31, 2022	152,746	749,202	901,948
Amortization for the period	23,754	-	23,754
Disposals	(154,184)	-	(154,184)
At December 31, 2023	22,316	749,202	771,518
Amortization for the period	892		892
Disposals	(82)		(82)
At June 30, 2024	23,126	749,902	772,328

Carrying amounts
At December 31, 2022	93,973	-	93,973
At December 31, 2023	1,935	-	1,935
At June 30, 2024	878	-	878

7.	NON-CONTROLLING INTEREST IN VERSUS LLC

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

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of and for the six months ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023
Non-controlling interest percentage	18.1%	18.1%
	($)	($)
Assets
Current	1,139,890	1,010,211
Non-current	878	2,046,995
	1,140,768	3,057,206

Liabilities
Current	10,955	140,523
Non-current	45,927,621	42,485,061
	45,938,576	42,625,584
Net liabilities	(44,797,808)	(39,568,378)
Non-controlling interest	(7,717,036)	(6,784,717)
Net loss	(3,001,425)	(2,218,719)
Net loss attributed to non-controlling interest	(329,489)	(401,588)

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

	Software	Customer Relationships	Trade name	Developed Technology	Total
Cost
At December 31, 2022	14,715,529	3,170,966	420,833	1,209,861	19,517,189
Additions	19,413	-	-	-	19,413
Impairment	(1,656,691)	(1,745,854)	(420,833)	(144,954)	(3,968,332)
At December 31, 2023	13,078,251	1,425,112	-	1,064,907	15,568,270
Additions	-	-	-	-	-
At June 30, 2024	-	-	-	-	-
Accumulated amortization
At December 31, 2022	11,311,681	1,037,144	-	775,000	13,123,825
Amortization	1,766,570	387,968	-	289,907	2,444,445
At December 31, 2023	13,078,251	1,425,112	-	1,064,907	15,568,270
Amortization	-	-	-	-	-
At June 30, 2024	13,078,251	1,425,112	-	1,064,907	15,568,270
Carrying amounts
At December 31, 2022	3,403,848	2,133,822	420,833	434,861	6,393,364
At December 31, 2023	-	-	-	-	-
At June 30, 2024	-	-	-	-	-

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities are comprised of the following:

	June 30, 2024	December 31, 2023
	($)	($)
Accounts payable	12,655	82,579
Due to related parties (Note 10 and Note12)	-	177,500
Accrued liabilities	10,951	26,348
	23,606	286,427

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

10.	NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2023, the Company repaid $2,519,835 of principal on its outstanding note payable – related party balances. As at December 31, 2023, the Company had recorded $0 in accrued interest.

During the three and six months ended June 30, 2023 the Company recorded finance expense of $0 (December 31, 2023 - $60,770), related to bringing the notes to their present value.

Amount
($)
Balance, December 31, 2022	2,604,713
Foreign currency adjustment	(35,380)
Repayments	(2,519,835)
Cancellation of remaining debt	(49,498)
Balance, December 31, 2023	-

11.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue an unlimited number of Class A Shares and an unlimited number of common shares. The Class A Shares and common shares do not have any special rights or restrictions attached, respectively. The Class A shares were converted to common shares on December 22, 2023, and as of December 31, 2023, there were no Class A Shares issued and outstanding and only common shares outstanding.

b)	Issued share capital

During the year ended December 31, 2023, the Company:

i)	Issued 156,250 shares at a price of $14.40 per share for total proceeds of $2,250,000 in a registered direct offering. In connection with the offering, the Company incurred $226,544 in issuance costs as part of the transaction.

ii)	Issued 283,875 common shares pursuant to exercise of 283,875 warrants at a price of $17.37 per share for total proceeds of $4,561,200.

iii)	Issued 815,217 shares at a price of $3.68 per share for total proceeds of $3,000,000 in a registered direct offering. In connection with the offering, the Company incurred $453,345 in issuance costs as part of the transaction.

iv)	Issued 989,903 shares at a price of $2.59 per share for total proceeds of $2,562,660 in a private placement.

v)	Issued 21 shares upon the conversion of Class A shares.

During the six months ended June 30, 2024, the Company:

i)	Did not enter into any capital transactions.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2022	14,238	594.08
Granted	25,000	14.40
Exercised	-	-
Forfeited	(10,247)	392.60
Balance – December 31, 2023	28,990	165.38
Granted	-	-
Exercised	-	-
Forfeited	(13,860)	186.49
Balance – June 30, 2024	15,130	146.03

During the three months ended June 30, 2024 and 2023 the Company recorded share-based compensation of none and $90,896, respectively, relating to options vested during the period. During the six months ended June 30, 2024 and 2023 the Company recorded share-based compensation of $160,865 and $(1,156,217), respectively, relating to options vested during the period.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

	June 30, 2024	June 30, 2023
Risk-free interest rate	3.93%	3.93%
Expected life of options	3.38 years	5.0 years
Expected dividend yield	Nil	Nil
Volatility	132.65%	132.65%

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

11.	SHARE CAPITAL (continued)

At June 30, 2024, the Company had incentive stock options outstanding as follows:

Expiry Date	Options Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
September 27, 2024	572	1,087.20	0.24
July 24, 2025	287	715.20	1.07
July 31, 2025	276	715.20	1.08
June 1, 2026	59	1,689.60	1.92
August 19, 2026	761	1,008.00	2.14
August 17, 2027	1,504	96.00	3.13
September 20, 2027	140	55.20	3.22
February 13, 2028	11,531	14.40	3.62
	15,130	146.03	3.27

d)	Share purchase warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance –December 31, 2022	329,908	91.84
Exercised	(283,875)	16.19
Expired	-	-
Issued	850,612	3.83
Balance – December 31, 2023	896,645	32.36
Exercised	-	-
Expired	-	-
Issued	-	-
Balance – June 30, 2024	896,645	32.36

During the year ended December 31, 2023, the Company:

i)	Issued 10,938 placement agent warrants in conjunction with a registered direct offering on February 2, 2023, with an exercise price of $14.40 per share.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

11.	SHARE CAPITAL (continued)

ii)	Issued 815,217 warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $3.68 per share.

iii)	Issued 24,457 placement agent warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $4.05 per share.

The Company used the following assumptions in calculating the fair value of the warrants for the period ended:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.13% – 4.49%	4.13% – 4.49%
Expected life of warrants	1.81 – 4.55 years	2.06 – 4.80 years
Expected dividend yield	Nil	Nil
Volatility	132.78%	132.78%
Weighted average fair value per warrant	$4.44	$4.69

At June 30, 2024, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 20, 2026	7,030	1,800.00	1.56
February 28, 2027	20,689	460.80	2.67
December 6, 2027	13,781	20.00	3.43
December 9, 2027	9,876	17.60	3.44
January 18, 2028	25,906	124.80	3.55
February 2, 2028	10,938	14.40	3.60
October 17, 2028	783,968	3.68	4.30
October 17, 2028	24,457	4.05	4.30
	896,645	32.36	4.19

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

12.	RELATED PARTY TRANSACTIONS

The following summarizes the Company’s related party transactions, not disclosed elsewhere in these condensed interim consolidated financial statements, during the six months ended June 30, 2024 and 2023. Key management personnel includes the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and certain directors and officers and companies controlled or significantly influenced by them.

Key Management Personnel

	2024	2023
	($)	($)
Short-term employee benefits paid or accrued to the CEO of the Company, including share-based compensation vested for incentive stock options and performance warrants.	272,177	177,178
Short-term employee benefits paid or accrued to the CFO of the Company, including share-based compensation vested for incentive stock options and performance warrants.	275,032	183,898
Short-term employee benefits paid or accrued to a member of the advisory board of the Company, including share-based compensation vested for incentive stock options and performance warrants.	-	54,518
Short-term employee benefits paid or accrued to the Chief Technology Officer of the Company, including share-based compensation vested for incentive stock options and performance warrants.	213,028	156,193
Short-term employee benefits paid or accrued to a Director of the Company, including share-based compensation vested for incentive stock options and performance warrants.	92,487	138,473
Short-term employee benefits paid or accrued to the Chief People Officer of the Company, including share-based compensation vested for incentive stock options and performance warrants.	-	108,973
Short-term employee benefits paid or accrued to other directors and officers of the Company, including share-based compensation vested for incentive stock options and performance warrants.	28,748	48,777
Total	881,472	868,010

Other Related Party Payments

Office sharing and occupancy costs of $0 (December 31, 2023 - $64,741) were paid or accrued to a corporation that shares management in common with the Company.

Amounts Outstanding

a)	At June 30, 2024, a total of $0 (December 31, 2023 - $177,500) was included in accounts payable and accrued liabilities owing to officers, directors, or companies controlled by them. These amounts are unsecured and non-interest bearing (Note 9).

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

Liquidity risk

The Company’s cash is invested in business accounts which are available on demand. The Company has not raised additional capital during the three and six months ended June 30, 2024.

Interest rate risk

The Company’s bank account earns interest income at variable rates. The fair value of its portfolio is relatively unaffected by changes in short-term interest rates. A 1% change in interest rates would have no significant impact on profit or loss for the six months ended June 30, 2024.

Foreign exchange risk

Foreign currency exchange rate risk is the risk that the fair value of financial instruments or future cash flows will fluctuate because of changes in foreign exchange rates. The Company operates in Canada and the United States.

The Company was exposed to the following foreign currency risk as at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	($)	($)
Cash	262,691	1,630,841
Accounts payable and accrued liabilities	(12,652)	(105,941)
	250,039	1,524,900

As at June 30, 2024, with other variables unchanged, a +/- 10% change in the United States dollar to Canadian dollar exchange rate would impact the Company’s net loss by $25,000 (December 31, 2023 - $152,500).

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2024 (Expressed in United States dollars) (Unaudited)

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

There have been no changes to the Company’s approach to capital management during the six months ended June 30, 2024.

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

Details of identifiable assets by geographic segments are as follows:

	Restricted deposits	Deposits	Property and equipment	Intangible assets
June 30, 2024
Canada	$-	$-	$-	$-
USA	-	-	878	-

	$-	$-	$878	$-

June 30, 2023
Canada	$8,672	$-	$-	$-
USA	-	100,000	18,504	5,700,984

	$8,672	$100,000	$18,504	$5,700,984

16.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of June 30, 2024 through August 14, 2024, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed interim consolidated financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022, in addition to the Quarterly Report for the period ended March 31, 2024, in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

Overview

We offer a suite of proprietary business-to-business software tools that are meant to drive user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

Our customers are mostly sports teams, venues, and advertising agencies, who typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At December 31, 2022, we had 16 active customers. At December 31, 2023 and at June 30, 2024, we had five active customers due to the decrease in our sales force.

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

Operating Results

Comparison of Results of Operations for the three months ended June 30, 2024 and June 30, 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023

Statement of Operations and Comprehensive Loss Data:
Revenue	$26,937	$56,053
Cost of revenues	16,231	23,570
Gross Margin	10,706	32,483

Expenses
Research and development	67,203	717,667
Selling, general and administrative	1,443,171	1,625,471
Total Operating Expenses	1,510,374	2,343,138
Operating loss	(1,499,668)	(2,310,655)
Other income (expense)	(74)	-
Net loss	(1,499,742)	(2,310,655)

Other total comprehensive loss:
Change in foreign currency translation, net of tax	121,174	18,849
Total comprehensive loss	$(1,378,568)	(2,291,806)

Basic and diluted loss per share to shareholders	$(0.54)	$(3.05)

Revenue

Our revenues are derived primarily from software licensing. Revenue was $26,937 for the three month period ended June 30, 2024, representing a decrease of $29,116, or 52%, from $56,053 for the three month period ended June 30, 2023. The decrease was primarily due to a significant reduction in the number of clients from June 30, 2023 to June 30, 2024.

Cost of revenues

Cost of revenues was $16,231 for the three month period ended June 30, 2024, representing a decrease of $7,339, or 31%, from $23,570 for the three month period ended June 30, 2023. The decrease was in line with the decrease in revenue

Research and development

Research and development was $67,203 for the three month period ended June 30, 2024, representing a decrease of $650,464, or 91%, from $717,667 for the three month period ended June 30, 2023. The decrease was primarily due to significant reductions in staff related to our company restructuring.

Selling, general and administrative

Selling, general and administrative was $1,443,171 for the three month period ended June 30, 2024, representing a decrease of $182,300, or 11%, from $1,625,471 for the three month period ended June 30, 2023. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees, offset by a one-time severance payment of $305,000 during the three months ended June 30, 2024.

Loss from Operations

Loss from operations was $1,499,742 for the three month period ended June 30, 2024, representing a decrease of $810,913, or 35%, from $2,310,655 for the three month period ended June 30, 2023. The decrease was primarily the result of decreased spend on professional fees and payroll.

Operating Results

Comparison of Results of Operations for the six month period ended June 30, 2024 and June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023

Statement of Operations and Comprehensive Loss Data:
Revenue	$53,440	$214,003
Cost of revenues	40,277	55,927
Gross Margin	13,163	158,076

Expenses
Research and development	106,615	784,807
Selling, general and administrative	2,907,652	3,010,813
Total Operating Expenses	3,014,267	3,795,620
Operating loss	(3,001,104)	(3,637,544)
Other income/(expense)	(321)	-
Net loss	(3,001,425)	(3,637,544)

Other total comprehensive income (loss):
Change in foreign currency translation, net of tax	160,865	28,197
Total comprehensive loss	$(2,840,560)	(3,609,347)

Basic and diluted loss per share to shareholders	$(1.07)	$(5.46)

Revenue

Our revenues are derived primarily from software licensing. Revenue was $53,440 for the six month period ended June 30, 2024, representing a decrease of $160,563, or 75%, from $214,003 for the six month period ended June 30, 2023. The decrease was primarily due to a significant reduction in the number of clients from June 30, 2023 to June 30, 2024.

Cost of revenues

Cost of revenues was $40,277 for the six month period ended June 30, 2024, representing a decrease of $15,650, or 28%, from $55,927 for the six month period ended June 30, 2023. The decrease was in line with the decrease in revenue.

Research and development

Research and development was $106,615 for the six month period ended June 30, 2024, representing a decrease of $678,192, or 86%, from $784,807 for the six month period ended June 30, 2023. The decrease was primarily due to a reduction in staffing levels, including a large portion of our engineering staff, and a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $2,907,652 for the six month period ended June 30, 2024, representing a decrease of $103,161, or 3%, from $3,010,813 for the six month period ended June 30, 2023. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees, offset by a one-time severance payment of $305,000 during the six months ended June 30, 2024.

Loss from Operations

Loss from operations was $3,001,104 for the six month period ended June 30, 2024, representing a decrease of $636,440, or 17%, from $3,637,544 for the six month period ended June 30, 2023. The decrease was primarily the result of decreased spend on professional fees and payroll.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

We had cash of $905,915 and a working capital surplus of $1,796,886 as at June 30, 2024, compared to a cash position of $4,689,007 and working capital surplus of $4,546,227 as at December 31, 2023. The decrease in our cash position and decrease in working capital surplus was related to using cash to fund operations and ongoing losses.

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

Overview

Since inception, we have incurred significant operating losses. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $10.5 million and $22.4 million, respectively. For the six months ended June 30, 2024 the company incurred a net loss of $3.0 million. During such periods, we have financed our operations primarily through an initial public offering of our common shares in January 2021 and subsequent public offerings, registered direct offerings, and private placements. In February 2023, we completed a registered direct offering of our common shares in which we received gross proceeds of $2.25 million and net proceeds of approximately $2 million. In October 2023, we completed a public direct offering of our common shares in which we received gross proceeds of approximately $3 million and net proceeds of approximately $2.5 million. In November 2023, we completed a private placement of our equity securities in which we received gross proceeds of $2.6 million. Throughout 2023, we received approximately $4.6 million in proceeds from warrant exercises. Our cash and cash equivalents as of December 31, 2023 was $4.7 million. Our primary cash needs are for working capital requirements, capital expenditures and to fund our operations.

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

While we plan to increase our cash flow from our operations to address some of our liquidity concerns, to date we have been unable to do so and are experiencing declining revenues. Accordingly, we are evaluating other strategic alternatives. However, to execute our business plan and implement our business strategy, we anticipate that we will need to obtain additional financing and may choose to raise additional funds through public or private equity or debt financings, a bank line of credit, borrowings from affiliates or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities may dilute our current shareholders’ ownership in us and could also result in a decrease in the market price of our common shares. The terms of those securities issued by us in future capital transactions may be more favorable to new investors and may include the issuance of warrants or other derivative securities, which may have a further dilutive effect. Furthermore, any debt financing, if available, may subject us to restrictive covenants and significant interest costs. There can be no assurance that we will be able to raise additional capital, when needed, to continue operations in their current form. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, including reductions in our research and development expenses or headcount reductions, which could adversely affect our ability to implement our business plan and ultimately our viability as a company, or we may be forced to liquidate the company.

Cash Flows

The following summarizes the key components of our cash flows for the six months period ended June 30, 2024 and 2023:

	Six Months Period Ended June 30, 2024	Six Months Period Ended June 30, 2023
Net cash used in operating activities	$(3,783,092)	$(3,514,003)
Net cash used in investing activities	-	(9,670)
Net cash provided by financing activities	-	5,538,655
Net increase (decrease) in cash	$(3,783,092)	$2,014,982

Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2024 was $3,783,092 as compared to $(3,637.544) for the six month period ended June 30, 2023. The increase in cash used in operating activities was primarily attributable to the increase in cash used for prepaid expenses as the Company is required to prepay for its directors and officers insurance.

Investing Activities

Net cash used in investing activities for the six month period ended June 30, 2024 was $0 as compared to $9,670 for the six month period ended June 30, 2023. The change in cash flow used in investing activities was primarily attributable to a significant reduction in payroll capitalized for the development of intangible assets.

Financing Activities

Net cash provided by financing activities was $0 for the six month period ended June 30, 2024 as compared to $5,538,655 for the six month period ended June 30, 2023. The change in cash flow provided by financing activities was mainly attributable to proceeds we received from the issuance of common shares, net of issuance costs, exercise of warrants and options, which was offset by repayments on notes payable and lease liabilities in 2023.

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

We recognize any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2024 and 2023, we did not record any accruals for interest and penalties. We do not foresee material changes to our uncertain tax positions within the next twelve months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our chief executive officer and chief financial officer, has concluded that, as of June 30, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There can be no assurance that we will successfully raise additional capital, that we will improve our operating cash flow, or that we will be able to complete a strategic transaction. If none of those occur, our board of directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing a financing, improved operations, or a strategic transaction. As of June 30, 2024, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit Number	Description
3.1	Notice of Articles of Versus Systems Inc. (incorporated by reference to Exhibit 3.1 to the Report on Form F-1 filed by the Company on November 20, 2020).

3.2	Articles of Versus Systems Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form F-1 filed by the Company on November 20, 2020).

10.1	Offer Letter, dated June 26, 2024, by and between Versus Systems Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 1, 2024).

10.2	Form of Separation Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on July 1, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS SYSTEMS INC.

Date: August 14, 2024	/s/ Curtis Wolfe
Curtis Wolfe
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	/s/ Geoff Deller
Geoff Deller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)