Form 10-Q
period 2024-09-30
Versus Systems Inc.
filed 2024-11-14
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-39885

VERSUS SYSTEMS INC.

(Exact name of registrant as specified in its charter)

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900-500 Burrard Street Vancouver, BC	V6C 0A3 Canada
(Address of principal executive office)	(Zip Code)

(604) 639-4457

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	VS	The Nasdaq Capital Market
Unit A Warrants	VSSYW	The Nasdaq Capital Market

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

As of November 12, 2024, there were 2,746,505 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Versus Systems Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
	($)	($)
ASSETS
Current assets
Cash	471,248	4,689,007
Receivables, net of allowance	754	18,222
Prepaids	770,935	160,474
Total current assets	1,242,937	4,867,703

Restricted deposit	-	8,679
Property and equipment, net	-	1,935
Total assets	1,242,937	4,878,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	25,783	286,427
Deferred revenue	1,164	35,049
Total liabilities	26,947	321,476
Commitments and contingencies (Note 12)
Stockholders’ equity
Share capital
Common stock and additional paid in capital, no par value. Unlimited authorized shares; 2,506,015 common shares and no Class A shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	147,290,988	147,130,123
Accumulated other comprehensive income	276,947	248,287
Accumulated deficit	(138,666,829)	(135,434,022)
	8,901,106	11,944,388
Non-controlling interest	(7,685,116)	(7,387,547)
Total stockholders’ equity	1,215,990	4,556,841
Total liabilities and stockholders’ equity	1,242,937	4,878,317

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($)	($)	($)	($)
REVENUES
Revenues	3,848	22,950	57,288	236,953
Cost of revenues	-	23,570	40,277	79,497
Gross margin	3,848	(620)	17,011	157,456

EXPENSES
Research and development	11,462	272,111	118,077	1,056,918
Selling, general and administrative	521,410	1,617,161	3,429,062	4,473,710
Total operating expenses	532,872	1,889,272	3,547,139	5,530,628

Operating loss	(529,024)	(1,889,892)	(3,530,128)	(5,373,172)
Other income (expense):
Employee retention credit refund	-	354,105	-	354,105
Other income (expense)	73	-	(248)	-
Other income/(expense), net	73	354,105	(248)	354,105
Loss before provision	(528,951)	(1,535,787)	(3,530,376)	(5,019,067)
Provision for income taxes	-	-	-	-
Net loss	(528,951)	(1,535,787)	(3,530,376)	(5,019,067)

Other total comprehensive income (loss):
Change in foreign currency translation, net of tax	(52,823)	(4,814)	28,660	23,383
Total other comprehensive income (loss)	(52,823)	(4,814)	28,660	23,383
Total comprehensive loss	(581,774)	(1,540,601)	(3,501,716)	(4,995,684)

Less: comprehensive income (loss) attributable to non-controlling interest	(31,920)	215,958	297,569	603,271
Comprehensive loss attributable to shareholders	(613,694)	(1,324,643)	(3,204,147)	(4,392,413)

Basic and diluted earnings per share to shareholders	(0.22)	(1.99)	(1.29)	(7.06)

Weighted average shares - basic and diluted	2,506,015	669,636	2,506,015	618,757

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Changes in Equity (Deficit) (Unaudited)

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	2,506,015	-	134,075,745	-	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841

Stock-based compensation	-	-	-	-	160,865	-	-	160,865	-	160,865
Cumulative translation adjustment	-	-	-	-	-	(39,691)	-	(39,691)	-	(39,691)
Net loss	-	-	-	-	-	-	(1,328,391)	(1,328,391)	(173,292)	(1,501,683)

March 31, 2024	2,506,015	-	134,075,745	-	13,215,243	208,596	(136,762,413)	10,737,171	(7,560,839)	3,176,332

Cumulative translation adjustment	-	-	-	-	-	121,174	-	121,174	-	121,174
Net loss	-	-	-	-	-	-	(1,343,545)	(1,343,545)	(156,197)	(1,499,742)

Balance at June 30, 2024	2,506,015	-	134,075,745	-	13,215,243	329,770	(138,105,958)	9,514,800	(7,717,036)	1,797,764

Cumulative translation adjustment	-	-	-	-	-	(52,823)	-	(52,823)	-	(52,823)
Net loss	-	-	-	-	-	-	(560,871)	(560,871)	31,920	(528,951)

Balance at September 30, 2024	2,506,015	-	134,075,745	-	13,215,243	276,947	(138,666,829)	8,901,106	(7,685,116)	1,215,990

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	260,761	21	122,353,525	28,247	14,506,758	154,970	(125,907,025)	11,136,475	(6,402,387)	4,734,088

Exercise of warrants	252,625	-	4,446,200	-	-	-	-	4,446,200	-	4,446,200
Shares issued in public offering	156,250	-	2,250,000	-	-	-	-	2,250,000	-	2,250,000
Share issuance costs	-	-	(226,544)	-	-	-	-	(226,544)	-	(226,544)
Stock-based compensation	-	-	-	-	(1,247,113)	-	-	(1,247,113)	-	(1,247,113)
Cumulative translation adjustment	-	-	-	-	-	9,348	-	9,348	-	9,348
Net loss	-	-	-	-	-	-	(1,194,195)	(1,194,195)	(132,694)	(1,326,889)

March 31, 2023	669,636	21	128,823,181	28,247	13,259,645	164,318	(127,101,220)	15,174,171	(6,535,081)	8,639,090

Stock-based compensation	-	-	-	-	90,893	-	-	90,896	-	90,896
Cumulative translation adjustment	-	-	-	-	-	18,849	-	18,849	-	18,849
Net loss	-	-	-	-	-	-	(2,041,761)	(2,041,761)	(268,894)	(2,310,655)

Balance at June 30, 2023	669,636	21	128,823,181	28,247	13,350,541	183,167	(129,142,981)	13,242,155	(6,803,975)	6,438,180

Stock-based compensation	-	-	-	-	1,909	-	-	1,909	-	1,909
Cumulative translation adjustment	-	-	-	-	-	(4,814)	-	(4,814)	-	(4,814)
Net loss	-	-	-	-	-	-	(1,179,840)	(1,179,840)	(201,683)	(1,381,523)

Balance at September 30, 2023	669,636	21	128,823,181	28,247	13,352,450	178,353	(130,322,821)	12,059,410	(7,005,658)	5,053,752

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended	Nine months Ended
	September 30, 2024	September 30, 2023
	($)	($)
Cash flows from operating activities

OPERATING ACTIVITIES
Net loss	(3,530,376)	(5,019,067)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	1,688	57,013
Amortization of intangible assets	-	1,870,045
Loss on sale of equipment	-	51,770
Accrued interest	-	2,582
Share-based compensation	160,865	(1,154,308)
Changes in operating assets and liabilities:
Receivables	17,468	31,463
Proceeds from office security deposit	-	100,000
Prepaids	(610,461)	(972)
Deferred revenue	(33,885)	(35,798)
Accounts payable and accrued liabilities	(260,644)	(258,451)
Cash flows used in operating activities	(4,255,345)	(4,355,723)

INVESTING ACTIVITIES
Proceeds from sale of equipment	-	4,899
Purchase of intangible assets	-	(19,005)
Cash flows used in investing activities	-	(14,106)

FINANCING ACTIVITIES
Repayment of notes payable - related party	-	(821,292)
Proceeds from warrant exercises	-	4,446,200
Proceeds from share issuances	-	2,250,000
Payments for finance lease liabilities	-	(131,142)
Payments of share issuance costs	-	(380,788)
Cash flows provided by financing activities	-	5,362,978
Effect of exchange rates on cash and cash equivalents	37,586	(3,198)
Change in cash during the period	(4,217,759)	989,951
Cash - Beginning of period	4,689,007	1,178,847
Cash - End of period	471,248	2,168,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS

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

In September 2024 the Company closed down its operations within the United Kingdom, Versus Systems UK, Ltd. The United Kingdom had limited activity for the nine months ended September 30, 2024 and 2023, respectively.

On August 22, 2024, the Company received a letter from The Nasdaq Capital Market (“Nasdaq”), notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In addition, as of August 22, 2024, the Company did not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.

In October 2024, the Company entered into a $2,500,000 funding agreement with ASPIS Cyber Technologies (“ASPIS”). At that time, ASPIS delivered to the Company $500,000 and agreed to, on or before November 15, 2024, deliver to the Company an additional $2,000,000. However, the Company has informally agreed to defer the $2,000,000 until Nasdaq has progressed further with its review of the Company’s plan. Pursuant to that agreement, the Company issued to ASPIS a senior convertible promissory note in the principal amount of the total amount funded. The note provides that upon approval by the Company’s shareholders and the Company’s redomiciling to Delaware the amount funded to date plus, at ASPIS’s option, any accrued and unpaid interest thereon, will be converted into units of the Company, each equal to (a) one common share of the Company and (b) a warrant to purchase one-half of one Common Share at a purchase price of $4.00 per one whole share, exercisable for five years.

Under the terms of the agreement, upon the Company’s shareholders’ approval and the Company’s redomiciling to Delaware, assuming only $2,500,000 is funded, ASPIS will receive upon the Conversion 2,155,172 Common Shares and warrants to purchase an additional 1,077,586 shares.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS (CONTINUED)

Additionally, the Company entered into a Technology License and Software Development Agreement (the “License Agreement”) in October 2024 which provides for the Company to license its gamification, engagement and QR code technology to ASPIS for use in ASPIS’s website business and for development of additional functionality for Versus’ technology.

Pursuant to the License Agreement, the Company granted ASPIS a license to use Versus’ technology in ASPIS’s website business that provides cybersecurity technology. ASPIS will pay for any required technology modifications, improvements and developments to Versus’ technology in addition to a license fee of $165,000 per month beginning in January 2025. The Company will retain ownership of Versus’ technology and ASPIS will hold an exclusive license to use Versus’ technology in the cybersecurity industry so long as ASPIS continues to pay the monthly license fee. The License Agreement has an initial term of one year with successive renewal terms of one year each upon ASPIS’s written approval, subject to earlier termination by the Company or ASPIS.

In October 2024, the Company warrant holders exercised 240,490 warrants issued in December 2023 offering upon such exercise, the Company issued 240,490 common shares at a price of $3.68 per share, for $885,003 proceeds.

Going Concern

These condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of September 30, 2024, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These condensed interim consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Management’s plans include attempting to secure additional required funding through equity or debt financing, if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, its technology. There can be no assurance that we will be able to obtain required funding in the future. If the Company does not obtain required funding, the Company’s cash resources will be depleted in the near term and the Company would be required to materially reduce or suspend operations, which would likely have a material adverse effect on the Company’s business, stock price and our relationships with third parties with whom the Company have business relationships. If the Company does not have sufficient funds to continue operations, the Company could be required to seek bankruptcy protection, dissolution or liquidation, or other alternatives that could result in the Company’s stockholders losing some or all of their investment in us. The Company has implemented expense reduction measures including, without limitation, employee headcount reductions and the reduction or discontinuation of certain product development programs. Additionally, the Company is not in compliance with certain listing standards of the Nasdaq National Market and there can be no assurance that the Company will be successful in curing the deficiencies and regaining compliance by the applicable cure dates. (See Note 11 for additional information).

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments and the elimination of intercompany accounts) considered necessary for a fair statement of all periods presented. The results of operations of the Company for any interim periods are not necessarily indicative of the results of operations for any other interim periods or for a full fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Name of Subsidiary	Place of Incorporation	Proportion of Ownership Interest	Principal Activity
Versus Systems (Holdco) Inc.	United States of America	81.9%	Holding Company
Versus LLC	United States of America	81.9%	Technology Company
Xcite Interactive, Inc.	United States of America	100.0%	Technology Company

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

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options and warrants excluded from diluted loss per share as of September 30, 2024 totaled 911,775 (September 30, 2023 – 127,041).

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment

Property and equipment is recorded at cost less accumulated amortization and any impairments. Depreciation is calculated based on the estimated residual value and estimated economic life of the specific assets using the straight-line method over the period indicated below:

Asset	Rate
Computers	Straight line, 3 years
Right of use assets	Shorter of useful life or lease term

Fair Value Measurements and Financial instruments

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

Deferred financing costs

Deferred financing costs consist primarily of direct incremental costs related to the Company’s public offering of its common stock. Upon completion of the Company’s financings any deferred costs were offset against the proceeds in the condensed consolidated statement changes in shareholders’ equity.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A valuation allowance is recorded against deferred tax assets in these cases then management does not believe that the realization is more likely than not. While management believes that its judgements and estimates regarding deferred tax assets and liabilities are appropriate, significant differences in actual results may materially affect the Company’s future financial results.

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2024 and December 31, 2023, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within its next twelve months. The Company’s tax years are subject to examination for 2020 and forward for U.S. Federal tax purposes and for 2019 and forward for state tax purposes.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) and represents the change in shareholders’ equity (deficit) which results from transactions and events from sources other than the Company’s shareholders. Comprehensive loss differs from net loss for the periods ended September 30, 2024 and 2023, due to the effects of foreign translation gains and losses.

Recent accounting pronouncements not yet adopted

New accounting pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU addresses accounting for assets and liabilities contributed to a joint venture. It requires entities to recognize and measure these contributions at fair value as of the joint venture formation date. This ASU is applicable to all entities involved in forming joint ventures and is effective for joint ventures formed on or after January 1, 2025. The Company is currently evaluating how this ASU will impact its condensed consolidated financial statements and disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company is currently evaluating how this ASU will impact its condensed consolidated financial statements and disclosures.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent adopted accounting pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU clarifies leasing transactions among entities under common control, emphasizing the use of written terms for lease existence and classification. It is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its condensed consolidated financial statements and disclosures.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU expands the proportional amortization method to additional types of tax equity investments. It allows entities to apply this method to a broader range of investments that generate tax credits, providing greater flexibility in accounting for these investments. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its condensed consolidated financial statements and disclosures.

In March 2023, the FASB issued ASU 2023-03, which amends various SEC paragraphs in the Accounting Standards Codification. This includes amendments to Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). The amendments are in response to SEC Staff Accounting Bulletin No. 120 and other SEC staff announcements and guidance. This ASU does not introduce new guidance and therefore does not have a specified transition or effective date. However, for smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2023. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its condensed consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU introduces changes to the disclosure requirements, aligning them more closely with the SEC’s initiatives for simplification and update. It specifically addresses various amendments in the FASB Accounting Standards Codification in response to the SEC’s drive for clearer and more streamlined disclosures. This ASU is effective for public business entities classified as smaller reporting companies for fiscal years beginning after December 15, 2023. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its condensed consolidated financial statements and disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	PROPERTY AND EQUIPMENT

Computers
($)
Cost
At December 31, 2023	24,251
Disposals	(247)
At September 30, 2024	24,004
Accumulated amortization
At December 31, 2023	22,316
Amortization for the period	1,688
Disposals	-
At September 30, 2024	24,004

Carrying amounts
At December 31, 2023	1,935
At September 30, 2024	-

The Company recorded depreciation expense of $878 and $8,444 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded depreciation expense of $1,688 and $22,344 for the nine months ended September 30, 2024 and 2023, respectively.

4.	NON-CONTROLLING INTEREST IN VERSUS LLC

The Company holds a 81.9% ownership interest in Versus LLC, a privately held limited liability company organized under the laws of the state of Nevada. The Company consolidates Versus LLC as a result of having full control over the voting shares. Versus LLC is a technology company that is developing a business-to-business software platform that allows video game publishers and developers to offer prize-based matches of their games to their players.

The net loss for Versus, LLC for the three month and nine month periods ended September 30, 2024 was $543,107 and $3,448,893, respectively. The net loss for Versus, LLC for the three month and nine month periods ended September 30, 2023 was $2,363,489 and $4,995,685, respectively. The net income (loss) attributable to the non-controlling interest for the three month and nine month periods ended September 30, 2024 was $(31,920) and $297,569, respectively The net income (loss) attributable to the non-controlling interest for the three month and nine month periods ended September 30, 2023 was $215,958 and $603,271, respectively The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of September 30, 2024 and 2023.

	September 30, 2024	December 31, 2023
Non-controlling interest percentage	18.1%	18.1%
	($)	($)
Assets
Current	676,300	2,996,250
Non-current	-	1,935
	676,300	2,998,185

Liabilities
Current	19,853	175,051
Non-current	45,997,362	45,960,372
	46,017,215	46,135,423
Net liabilities	(45,340,915)	(43,137,328)
Non-controlling interest	(7,685,116)	(7,387,547)

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	INTANGIBLE ASSETS

Intangible assets were comprised of a business-to-business software platform that allows video game publishers and developers to offer prize-based matches of their games to their players. The Company continued to develop new apps, therefore additional costs were capitalized during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, the Company completed an impairment analysis of its intangible assets and concluded the assets were impaired. As a result, the Company impaired the remaining carrying value of the intangible assets.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities are comprised of the following:

	September 30, 2024	December 31, 2023
	($)	($)
Accounts payable	-	82,579
Due to related parties (Note 10 and Note12)	-	177,500
Accrued liabilities	25,783	26,348
	25,783	286,427

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2023, the Company repaid $2,519,835 of principal on its outstanding note payable – related party balances. As at December 31, 2023, the Company had recorded $0 in accrued interest.

During the three and nine months ended September 30, 2024 and 2023 the Company recorded interest expense of $0.

8.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue an unlimited number of Class A Shares and an unlimited number of common shares.

b)	Issued share capital

During the year ended December 31, 2023, the Company:

i)	Issued 156,250 shares at a price of $14.40 per share for total proceeds of $2,250,000 in a registered direct offering. In connection with the offering, the Company incurred $226,544 in issuance costs as part of the transaction.

ii)	Issued 283,875 common shares pursuant to exercise of 283,875 warrants at a price of $17.37 per share for total proceeds of $4,561,200.

During the nine months ended September 30, 2024, the Company:

i)	Did not enter into any capital transactions.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	SHARE CAPITAL (continued)

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 10% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Outstanding – December 31, 2023	28,990	165.38
Granted	-	-
Exercised	-	-
Forfeited	(13,860)	186.49
Outstanding – September 30, 2024	15,130	146.03

During the three months ended September 30, 2024 and 2023 the Company recorded share-based compensation of none and $1,909, respectively, relating to options vested during the period. During the nine months ended September 30, 2024 and 2023 the Company recorded share-based compensation of $160,865 and $(1,154,308), respectively.

There were no grants in the three-month and nine-month period ended September 30, 2024. There were no grants in the three-month period ended September 30, 2023. The Company used the following assumptions in calculating the grant date fair value of stock options granted for the nine-month period ended September 30, 2023:

September 30, 2023
Risk-free interest rate	3.93%
Expected life of options	5.0 years
Expected dividend yield	Nil
Volatility	132.65%

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	SHARE CAPITAL (continued)

d)	Share purchase warrants

A continuity schedule of outstanding share purchase warrants is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance –December 31, 2022	329,908	91.84
Exercised	(283,875)	16.19
Expired	-	-
Issued	850,612	3.83
Balance – December 31, 2023	896,645	32.36
Exercised	-	-
Expired	-	-
Issued	-	-
Balance – September 30, 2024	896,645	32.36

During the year ended December 31, 2023, the Company:

i)	Issued 10,938 placement agent warrants in conjunction with a registered direct offering on February 2, 2023, with an exercise price of $14.40 per share.

ii)	Issued 815,217 warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $3.68 per share.

iii)	Issued 24,457 placement agent warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $4.05 per share.

The Company used the following assumptions in calculating the fair value of the warrants for the period ended:

December 31, 2023
Risk-free interest rate	4.13% – 4.49%
Expected life of warrants	2.06 – 4.80 years
Expected dividend yield	Nil
Volatility	132.78%
Weighted average fair value per warrant	$4.69

At September 30, 2024, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 20, 2026	7,030	1,800.00	1.31
February 28, 2027	20,689	460.80	2.42
December 6, 2027	13,781	20.00	3.18
December 9, 2027	9,876	17.60	3.19
January 18, 2028	25,906	124.80	3.30
February 2, 2028	10,938	14.40	3.35
October 17, 2028	783,968	3.68	4.05
October 17, 2028	24,457	4.05	4.05
	896,645	32.36	3.94

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	CONCENTRATION OF RISK

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

10.	Commitments and CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings and other matters arising in connection with the conduct of its business activities. Many of these proceedings may be at the preliminary stages and/or seek an indeterminate amount of damages. In the opinion of management, after consultation with legal counsel, such routine claims and lawsuits are not significant and we do not currently expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity.

11.	SUBSEQUENT EVENTS

ASPIS Agreements

On October 7, 2024, the Company entered into two agreements with ASPIS.ASPIS, an affiliate of the Company’s largest shareholder—Cronus Equity Capital Group, LLC (“CECG”)—is a cloud-based mobile endpoint cyber security technology company for anti-tapping and anti-hacking within the government, finance, gaming and social media sectors. CEGC holds approximately 39.5% of the outstanding common shares of the Company.

The first agreement was a $2,500,000 funding agreement with ASPIS. At that time, ASPIS delivered to the Company $500,000 and agreed to, on or before November 15, 2024, deliver to the Company an additional $2,000,000. However, the Company has informally agreed to defer the $2,000,000 until Nasdaq has progressed further with its review of the Company’s plan. Pursuant to that agreement, the Company issued to ASPIS a senior convertible promissory note in the principal amount of the total amount funded. The note provides that upon approval by the Company’s shareholders and the Company’s redomiciling to Delaware the amount funded to date plus, at ASPIS’s option, any accrued and unpaid interest thereon, will be converted into units of the Company, each equal to (a) one common share of the Company and (b) a warrant to purchase one-half of one Common Share at a purchase price of $4.00 per one whole share, exercisable for five years.

Under the terms of the agreement, upon the Company’s shareholders’ approval and the Company’s redomiciling to Delaware, assuming only $2,500,000 is funded, ASPIS will receive upon the Conversion 2,155,172 Common Shares and warrants to purchase an additional 1,077,586 shares.

Additionally, the Company entered into a Technology License and Software Development Agreement (the “License Agreement”) in October 2024 which provides for the Company to license its gamification, engagement and QR code technology to ASPIS for use in ASPIS’s website business and for development of additional functionality for Versus’ technology.

Pursuant to the License Agreement, the Company granted ASPIS a license to use Versus’ technology in ASPIS’s website business that provides cybersecurity technology. ASPIS will pay for any required technology modifications, improvements and developments to Versus’ technology in addition to a license fee of $165,000 per month beginning in January 2025. The Company will retain ownership of Versus’ technology and ASPIS will hold an exclusive license to use Versus’ technology in the cybersecurity industry so long as ASPIS continues to pay the monthly license fee. The License Agreement has an initial term of one year with successive renewal terms of one year each upon ASPIS’s written approval, subject to earlier termination by the Company or ASPIS.

In October 2024, the Company warrant holders exercised 240,490 warrants issued in December 2023 offering upon such exercise, the Company issued 240,490 common shares at a price of $3.68 per share, for $885,003 proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022, in addition to the Quarterly Report for the period ended March 31, 2024 and June 30, 2024, in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

Overview

We offer a suite of proprietary business-to-business software tools that are meant to drive user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

Our customers are mostly sports teams, venues, and advertising agencies, who typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At December 31, 2023 and at September 30, 2024, we had five and one active customers due to the decrease in our sales force.

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

Operating Results

Comparison of Results of Operations for the three months ended September 30, 2024 and September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023

Statement of Operations and Comprehensive Loss Data:
Revenue	$3,848	$22,950
Cost of revenues	-	23,570
Gross Margin	3,848	(620)

Expenses
Research and development	11,462	272,111
Selling, general and administrative	521,410	1,617,161
Total Operating Expenses	532,872	1,889,272
Operating loss	(529,024)	(1,889,892)
Other income (expense)	73	354,105
Net loss	(528,951)	(1,535,787)

Other total comprehensive loss:
Change in foreign currency translation, net of tax	(52,823)	(4,814)
Total comprehensive loss	$(581,774)	(1,540,601)

Basic and diluted loss per share to shareholders	$(0.22)	$(1.99)

Revenue

Our revenues are derived primarily from software licensing. Revenue was $3,848 for the three month period ended September 30, 2024, representing a decrease of $19,102, or 83%, from $22,950 for the three month period ended September 30, 2023. The decrease was primarily due to a significant reduction in the number of clients from September 30, 2023 to September 30, 2024.

Cost of revenues

Cost of revenues was none for the three month period ended September 30, 2024, representing a decrease of $23,570, or 100%, from $23,570 for the three month period ended September 30, 2023. The decrease was in line with the decrease in revenue

Research and development

Research and development was $11,462 for the three month period ended September 30, 2024, representing a decrease of $260,649, or 96%, from $272,111 for the three month period ended September 30, 2023. The decrease was primarily due to significant reductions in staff related to our company restructuring.

Selling, general and administrative

Selling, general and administrative was $521,410 for the three month period ended September 30, 2024, representing a decrease of $1,095,751, or 68%, from $1,617,161 for the three month period ended September 30, 2023. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees.

Loss from Operations

Loss from operations was $529,024 for the three month period ended September 30, 2024, representing a decrease of $1,360,868, or 72%, from $1,889,892 for the three month period ended September 30, 2023. The decrease was primarily the result of decreased spend on professional fees and payroll.

Operating Results

Comparison of Results of Operations for the nine month period ended September 30, 2024 and September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	For the Nine months Ended September 30,
	2024	2023

Statement of Operations and Comprehensive Loss Data:
Revenue	$57,288	$236,953
Cost of revenues	40,277	79,497
Gross Margin	17,011	157,456

Expenses
Research and development	118,077	1,056,918
Selling, general and administrative	3,429,062	4,473,710
Total Operating Expenses	3,547,139	5,530,628
Operating loss	(3,530,128)	(5,373,172)
Other income/(expense)	(248)	354,105
Net loss	(3,530,376)	(5,019,067)

Other total comprehensive income (loss):
Change in foreign currency translation, net of tax	28,660	23,383
Total comprehensive loss	$(3,501,716)	(4,995,684)

Basic and diluted loss per share to shareholders	$(1.29)	$(7.06)

Revenue

Our revenues are derived primarily from software licensing. Revenue was $57,288 for the nine month period ended September 30, 2024, representing a decrease of $179,665, or 76%, from $236,953 for the nine month period ended September 30, 2023. The decrease was primarily due to a significant reduction in the number of clients from September 30, 2023 to September 30, 2024.

Cost of revenues

Cost of revenues was $40,277 for the nine month period ended September 30, 2024, representing a decrease of $39,220, or 49%, from $79,497 for the nine month period ended September 30, 2023. The decrease was in line with the decrease in revenue.

Research and development

Research and development was $118,077 for the nine month period ended September 30, 2024, representing a decrease of $938,841, or 89%, from $1,056,918 for the nine month period ended September 30, 2023. The decrease was primarily due to a reduction in staffing levels, including a large portion of our engineering staff, and a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $3,429,062 for the nine month period ended September 30, 2024, representing a decrease of $1,044,648, or 23%, from $4,473,710 for the nine month period ended September 30, 2023. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees.

Loss from Operations

Loss from operations was $3,530,128 for the nine month period ended September 30, 2024, representing a decrease of $1,843,044, or 34%, from $5,373,172 for the nine month period ended September 30, 2023. The decrease was primarily the result of decreased spend on professional fees and payroll.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

We had cash of $471,248 and a working capital surplus of $1,215,990 as at September 30, 2024, compared to a cash position of $4,689,007 and working capital surplus of $4,546,227 as at December 31, 2023. The decrease in our cash position and decrease in working capital surplus was related to using cash to fund operations and ongoing losses.

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

Overview

Since inception, we have incurred significant operating losses. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $10.5 million and $22.4 million, respectively. For the nine months ended September 30, 2024 the company incurred a net loss of $3.5 million. During such periods, we have financed our operations primarily through an initial public offering of our common shares in January 2021 and subsequent public offerings, registered direct offerings, and private placements. In February 2023, we completed a registered direct offering of our common shares in which we received gross proceeds of $2.25 million and net proceeds of approximately $2 million. In October 2023, we completed a public direct offering of our common shares in which we received gross proceeds of approximately $3 million and net proceeds of approximately $2.5 million. In November 2023, we completed a private placement of our equity securities in which we received gross proceeds of $2.6 million. Throughout 2023, we received approximately $4.6 million in proceeds from warrant exercises. Our cash and cash equivalents as of December 31, 2023 was $4.7 million. Our primary cash needs are for working capital requirements, capital expenditures and to fund our operations.

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

Cash Flows

The following summarizes the key components of our cash flows for the nine months period ended September 30, 2024 and 2023:

	Nine months Period Ended September 30, 2024	Nine months Period Ended September 30, 2023
Net cash used in operating activities	$(4,255,345)	$(4,355,723)
Net cash used in investing activities	-	(14,106)
Net cash provided by financing activities	-	5,362,978
Effect of exchange rates	37,586	(3,198)
Net increase (decrease) in cash	$(4,217,759)	$989,951

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2024 was $4,255,345 as compared to $4,355,723 for the nine month period ended September 30, 2023. The decrease in cash used in operating activities was primarily attributable to the change in our net loss of $1,436,364 offset by increase in non-cash stock compensation offset by a decrease in amortization of intangible assets.

Investing Activities

Net cash used in investing activities for the nine month period ended September 30, 2024 was none as compared to $14,106 for the nine month period ended September 30, 2023. The change in cash flow used in investing activities was primarily attributable to a significant reduction in payroll capitalized for the development of intangible assets.

Financing Activities

Net cash provided by financing activities was none for the nine month period ended September 30, 2024 as compared to $5,362,978 for the nine month period ended September 30, 2023. The change in cash flow provided by financing activities was mainly attributable to proceeds we received from the issuance of common shares, net of issuance costs, exercise of warrants and options, which was offset by repayments on notes payable and lease liabilities in 2023.

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

We recognize any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2024 and 2023, we did not record any accruals for interest and penalties. We do not foresee material changes to our uncertain tax positions within the next twelve months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our chief executive officer and chief financial officer, has concluded that, as of September 30, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There can be no assurance that we will successfully raise additional capital, that we will improve our operating cash flow, or that we will be able to complete a strategic transaction. If none of those occur, our board of directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing a financing, improved operations, or a strategic transaction. As of September 30, 2024, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Capital Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, and minimum stockholders' equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

On September 16, 2024, we received a notice, or Notice, from the Nasdaq Stock Market, or Nasdaq, that we are not currently in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. The Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until March 16, 2025, to regain compliance with the Minimum Bid Price Requirement by having the bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “VS” at this time.

In the event we do not regain compliance with the Minimum Bid Price Requirement by March 16, 2025, we may be eligible for an additional 180 calendar day compliance period if, on the last day of the initial compliance period, we meet the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide Nasdaq written notice of our intention to cure the bid price deficiency during the second compliance period. If we do not indicate our intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for us to cure the deficiency, we will not be eligible for the second compliance period and our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the staff to a hearings panel.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the listing requirements, including such actions as effecting a reverse stock split, for which our board of directors has received stockholder approval. There can be no assurance, however, that we will be able to regain compliance with the Minimum Bid Price Requirement, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Capital Market or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Capital Market, including maintaining minimum levels of stockholders’ equity or market values of our common stock in which case, our common stock could be delisted notwithstanding our ability to demonstrate compliance with the Minimum Bid Price Requirement.

Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and little or no analyst coverage for us;

●	an inability to qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and

●	a decreased ability to issue additional securities (including pursuant to registration statements on Form S-3) or obtain additional financing in the future.

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

10.1

Subscription Agreement and form of Warrant with ASPIS Cyber Technologies, Inc., dated as of October 16, 2024 (incorporated by reference to Exhibit 10.3 to the Post-Effective Amendment #1 to Form S-4 filed by the Company on November 8, 2024).

10.2

Technology License and Software Development Agreement with ASPIS Cyber Technologies, Inc., dated as of October 7, 2024 (incorporated by reference to Exhibit 10.4 to the Post-Effective Amendment #1 to Form S-4 filed by the Company on November 8, 2024).

10.3	Business Funding Agreement with ASPIS Cyber Technologies, Inc. with ASPIS Cyber Technologies, Inc., dated as of October 7, 2024 (incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment #1 to Form S-4 filed by the Company on November 8, 2024).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS SYSTEMS INC.

Date: November 14, 2024	/s/ Luis Goldner
Luis Goldner
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	/s/ Geoff Deller
Geoff Deller
Chief Financial Officer
(Principal Financial and Accounting Officer)