Form 10-K
period 2024-12-31
Versus Systems Inc.
filed 2025-03-31
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-39885

VERSUS SYSTEMS INC.
(Exact Name of Registrant as specified in its Charter)

Delaware	46-4542599
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3500 South DuPont Hwy. Dover, DE	19901
(State or Other Jurisdiction of	(Zip Code)
Incorporation or Organization)

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
Smaller reporting company ☒

If an emerging growth company that prepares its financial statements in accordance with U.S. GAAP, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was approximately $3.2 million based upon the closing price of the registrant’s common stock of $1.29 on the Nasdaq Capital Market as of June 28, 2024.

There were 4,901,677 shares of registrant’s common stock, no par value, outstanding as of March 26, 2025.

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

ii

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

These statements are necessarily subjective, are based upon our current plans, intentions, objectives, goals, strategies, beliefs, projections and expectations, and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based, or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time.

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

iii

PART I

ITEM 1. Business

Our Mission

Our mission is to reinvent the way our customers interact with consumers through live events, games, apps and streaming content by delivering a great brand experience.

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

We now have three principal software products. Our eXtreme Engagement Online or “XEO” platform is designed primarily for in-venue main-board work in stadiums and arenas. While functional throughout 2024, the "XEO" Platform is currently in a development-only state and is not being used by clients as of 2025. Our Filter Fan Cam (“FFC”) platform is an Augmented Reality filtering tool that can be used for mobile and in-venue applications. In addition, we have a stand-alone gaming and prizing product that we call “Winfinite,” which allows brands, media companies, and advertising agencies to reach out to customers directly on their mobile devices. We license these three software products to teams, ad agencies, and other content creators.

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

On December 24, 2024 a special resolution authorizing and approving the continuance of the Company from the Province of British Columbia in accordance with the Business Corporations Act (British Columbia) into the State of Delaware in accordance with the Delaware General Corporation Law. As a result of the Company becoming a Delaware corporation, a special resolution authorizing and approving the issuance of 2,155,172 common shares, warrants to purchase an additional 1,077,586 shares, and such 1,077,586 shares upon the exercise of such warrants, upon conversion of a $2.5 million promissory note held by ASPIS Cyber Technologies, Inc., which is an affiliate of the Company’s largest shareholder, Cronus Equity Capital Group, LLC.

Our Products and Services

We provide the following products and services to our partners and customers:

●	Analytics and support for in-venue products XEO and FFC. Our in-venue fan engagement products are used at a variety of live-event and other entertainment focused properties like stadiums and arenas, but they can also be used at conferences, theme parks, and restaurants to increase audience and customer engagement. Content partners, including professional sports teams, can use XEO and FFC in conjunction with their existing video screens, “jumbotrons”, “halo boards”, “main boards”, as well as other branded experiences to reach potential customers with games and interactive experiences that enhance the live event.

●	Support and Analytics for Winfinite. Winfinite is an interactive advertising tool that increases awareness, affinity, data, and incremental sales. It allows content creators, marketers, agencies, and other advertisers to increase customer acquisition and loyalty through a combination of games and rewards. The product is compatible with a number of digital platforms and can be integrated into customers’ existing advertising campaigns.

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

Competition

Interactive media, live-events, in-venue advertising, and rewarded advertising are all highly competitive businesses, characterized by increasing product introductions and rapidly emerging new platforms and technologies. With respect to competing for customers for our platform, we will compete primarily on the basis of functionality, quality, brand and customer reviews. We will compete for platform placement based on these factors, as well as our relationship with the content owner, historical performance, perception of sales potential and relationships with owners and licensors of brands, properties and other content.

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

In addition, certain states prohibit, restrict, or regulate contests in several ways, particularly with respect to payment of entry fees, and the size, value, and/or source of prizes to participants in such contests. Certain other states require companies to register and/or insure certain types of contests. While we do not typically require entry fees or consideration of any type from our players, and thus based on legal research conducted, are not subject to these regulations in most cases, we do remain conscious of these regulations. We may choose to not offer certain prizes or certain contests in certain areas due to these regulations. We can do so without interruption to other services and other jurisdictions. While at this time, our operations are not subject to certain regulations, for example the pay-to-play regulations, given that our platform is free-to-play, we are conscious that because the nature of our services is relatively new and is rapidly evolving, we may not be able to accurately predict which regulations will be applied to our business. We may also at some point become subject to new or amended regulations.

Further, our online in-game prizing and rewards platform, which may be integrated into games whose player bases include individuals ranging from elementary school age children to adults, is subject to laws and regulations relating to privacy and child protection. Through our applications and online platform, we, and the content creators, owners and platform owners that incorporate our proprietary platform into their media or hardware, may monitor and collect certain information about child users of these games and forums. A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet, such as the Federal Children’s Online Privacy Protection Rule (COPPA). COPPA sets forth, among other things, a number of restrictions related to what information may be collected with respect to children under the age of 13, as well as the kinds of content that website operators may present to children under such age. There are also a variety of laws and regulations governing individual privacy and the protection and use of information collected from individuals, particularly in relation to an individual’s personally identifiable information (e.g., credit card numbers). We currently employ multiple measures to ensure that we are COPPA-compliant. We screen for age at registration, we address the issue in our terms of service, and we employ a kick-out procedure during member registration whereby anyone identifying themselves as being under the age of 13 during the process may not register for a player account on our website or participate in any of our online experiences or tournaments without linking their account to that of a parent or guardian.

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

Based on legal research conducted, we believe we are currently in compliance with all applicable state and federal laws and regulations related to our business. We continually monitor our activity and changes in such laws to ensure, to the best extent possible, that we remain in compliance with such laws. State and federal regulation of internet-based activity, including online prizing and rewards, is evolving and there can be no assurance that future legislation, regulation, judicial decisions, US Attorney, or state attorney general actions will not restrict or prohibit activities such as those made possible by our platform.

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

As of December 31, 2024, we had numerous pending  patent claims with the U.S. Patent and Trademark Office to expand upon our existing portfolio of prizing, promotion and financial technologies that enable brands to reach the rapidly growing competitive gaming audience of players, spectators and broadcasters. As of December 31, 2024, we had been granted seven patents.

We also continue to engage in licensing transactions to secure the right to use third parties’ patents. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business.

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

In September 2024 the Company closed down its operations within the United Kingdom, Versus Systems UK, Ltd.

On December 24, 2024 a special resolution authorizing and approving the continuance of the Company from the Province of British Columbia in accordance with the Business Corporations Act (British Columbia) into the State of Delaware in accordance with the Delaware General Corporation Law.

We operate through our majority-owned subsidiary, Versus LLC, a Nevada limited liability company that was organized on August 21, 2013, and through our wholly owned subsidiary, Xcite Interactive Inc, a Delaware corporation that was reorganized as such on April 1, 2019.

We are in the process of considering several strategic alternatives for our company to expand our business portfolio focused on maximizing shareholder value, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnership, capital raise or other transaction. We are hopeful that our change in jurisdiction from British Columbia to Delaware, which we expect to effect in the second quarter of 2024, will more appropriately reflect our shift in strategy and will (i) improve our access to capital markets, increase funding and strategic flexibility and reduce the cost of capital, (ii) improve our ability to execute an acquisitive growth strategy using our capital stock as consideration, and (iii) better focus management efforts on each U.S. and international operation and better attract and retain key employees.

Our common shares are presently quoted on the Nasdaq Capital Market under the symbol “VS”. In April 2024, the bid price of our common shares closed below the Nasdaq minimum $1.00 per share requirement and on August 22, 2024 we received notifications of noncompliance from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded until February 18, 2025 to regain compliance with the bid price requirement, which required that our common shares close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days. On December 23, 2024, Nasdaq notified us that we had regained compliance with the minimum bid price requirement.

Our principal executive offices are located at 3500 South DuPont Hwy. Dover, DE 19901, and our telephone number is (604) 639-4457. We are a distributed organization and do not maintain business offices in the United States, which is the country where all our employees reside. Our website address is www.versussystems.com. The information on or accessed through our website is not incorporated in this annual report. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that file electronically with the SEC.

The following chart reflects our organizational structure (including the jurisdiction of formation or incorporation of the various entities):

Name of Subsidiary	Country of Incorporation	Proportion of Ownership Interest
Versus Systems (Holdco), Inc.	United States	98.59%
Versus, LLC	United States	98.59%
Xcite Interactive, Inc.	United States	100%

Employees

The following table summarizes our staff by main category of activity at December 31, 2024 and 2023:

Main Activity	2024	2023
Sales, marketing, and business development	1	1
Accounts and operations	2	1
Engineering, product, and design	1	2
General and administrative	1	4
Total	5	8

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

Our recent organizational changes and cost cutting measures are beginning to show promise, however may not be successful.

Since January 2024, we have strategically realigned the focus of the business. To achieve this, we changed our operating team, fostering a new energy and growth mindset to the company. This initiative began in June of 2024 with the addition of the new interim CEO and CFO. The CFO was made permanent later in the year and the then CEO completed their tasks and transitioned to a new position, installing a new and permanent CEO to steer the company into the future. This new management team since taking over, has opened new offices and a sales team in Brazil and has a clear vision to grow the company in this market, whilst renewing existing contracts with existing and prior customers in the US. This is an exciting time for Versus and the company is making headway in its new strategy implementation. Although changes to date have been positive, we may also discover the prior major reductions in workforce and cost cutting measures may make it difficult for us to resume development activities we have suspended or pursue new initiatives, requiring us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. As a result of the loss of services of a significant percentage of our personnel, including nearly all of our full-time engineering staff, we may be unable to continue our operations and meet our ongoing obligations. Any of these unintended consequences will likely have a material adverse impact on our business, financial condition, and results of operations.

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

Our remaining liquidity and capital resources may not be sufficient to allow us to fund our ongoing operations, effectively pursue our strategy or sustain our initiatives. The report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2024 and 2023 stated that our recurring losses from operations, accumulated deficit as of December 31, 2024, inability to achieve positive cash flows from operations and inability to fund day to day activities through operations indicates that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. If we require additional capital resources, we may seek such funds directly from third party sources; however, we may not be able to obtain sufficient equity capital and/or debt financing from third parties to allow us to fund our expected ongoing operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability of equity capital or debt financing to us on acceptable terms and conditions include:

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

We have made and may continue to make investments in research, development and marketing for existing products, services and technologies, including developing a content promotion platform for brands, new feature sets for our core products, and entirely new products and platforms that we are developing for specific customers, as well as new technology or new applications of existing technology. Investments in new technology are speculative. Commercial success depends on many factors, including but not limited to innovation, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of our services or products, unfavorably affecting our revenue and profits. We may not achieve significant revenue from new product, service or distribution channel investments, or new applications of existing new product, service or distribution channel investments, for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses may not be as high as the margins we have experienced historically. Furthermore, developing new technologies is complex and can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or offering new services could adversely affect our revenue and profits.

Our user base is declining, and if we fail to retain existing users or add new users, our results of operations and financial condition may be materially and adversely affected

The size of our users’ level of engagement is critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A decrease in user retention, growth, or engagement could render us less attractive to video game publishers and developers, which may have a material and adverse impact on our revenue, business, financial condition, and results of operations. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

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

We are a holding company. All our operations are conducted, and almost all of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by these subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, of which there are currently none, and legal restrictions. While there are no restrictions on the ability of our subsidiaries to make any payments to us, such restrictions may arise in the future. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

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

Our operations are dependent upon a relatively small group of individuals, and particularly our executive officers. We believe that our success depends on the continued service of our executive officers. We do not have key-man insurance on the life of any of our executive officers. The unexpected loss of the services of one or more of our executive officers could have a detrimental effect on the Company.

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

We believe that our patents, copyrights, trademarks and other intellectual property are essential to our success. Please see “Business—Intellectual Property” for more details. We depend largely on our ability to develop and maintain the intellectual property rights relating to our existing portfolio of prizing, promotion and financial technologies that enable brands to reach the rapidly growing competitive gaming audience of players, spectators and broadcasters. We have devoted considerable time and energy to the development and improvement of our portfolio of prizing, promotion and financial technologies intellectual property.

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

In recent years, individuals and firms have purchased intellectual property assets to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our clients could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our client or our own services or operations, causing further damages.

In addition, we rely on third-party software to provide some of our services and solutions. If we lose our ability to continue using such software for any reason, including if the software is found to infringe the rights of others, we will need to obtain substitute software or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect our results of operations.

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

Our business depends on the continuous and reliable operation of our information technology, or IT, systems. Our IT systems are vulnerable to damage or interruption as a result of fires, floods, earthquakes, power losses, telecommunications failures, undetected errors in software, computer viruses, hacking and other attempts to harm our IT systems. Disruptions, failures, unscheduled service interruptions or a decrease in connection speeds could damage our reputation and cause our customers and end-users to migrate to our competitors’ platforms. If we experience frequent or constant service disruptions, whether caused by failures of our own IT systems or those of third-party service providers, our user experience may be negatively affected, which in turn may have a material and adverse effect on our reputation and business. We may not be successful in minimizing the frequency or duration of service interruptions. If the number of our end-users increases and more user data is generated on our platform, we may be required to expand and adjust our technology and infrastructure to continue to reliably store and process content.

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

We are considering a number of strategic alternatives, which could have an adverse impact on our business or the price of our common shares.

We are considering a number of strategic alternatives focused on maximizing shareholder value. These strategic alternatives include, but are not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnership, capital raise or other transaction, any of which may involve a change in our business plan. There can be no assurance that this process will result in the approval or completion of any particular strategic alternative or transaction in the future, or that any such strategic alternative or transaction, if approved or completed, will yield additional shareholder value. Further, the process of exploring, reviewing, and pursuing strategic alternatives could adversely impact our business or the price of its common shares.

Risks Related to International Operations

We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to mitigate our foreign exchange risk through hedging transactions may be limited.

We expect to incur up to 10% of our expenses in currencies other than the United States dollar; however, a substantial portion of our operating expenses are incurred in United States dollars. Fluctuations in the exchange rate between the U.S. dollar and other currencies may have a material adverse effect on our business, financial condition and operating results. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the United States dollar. Exchange rate fluctuations could adversely affect our operating results and cash flows and the value of our assets outside of the United States. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, then our customers may be required to pay higher amounts for our products or services, which they may be unable or unwilling to pay. Changes in exchange rates and our limited ability or inability to successfully hedge exchange rate risk could have an adverse impact on our liquidity and results of operations.

We may be unable to operate in new jurisdictions where our customers operate because of new regulations.

We are subject to regulation in any jurisdiction where our customers access our systems. To expand into any such jurisdiction, we may need to operate according to local regulations. In some cases, this may require us to be licensed or obtain approvals for our products or services. If we do not receive or receive a revocation of a license in a particular jurisdiction for our products or services, we will not be able to sell or place our products or services in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

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

We, our customers, and our suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or floods that could disrupt operations. Any serious disruption at any of our facilities or the facilities of our customers or suppliers due to a natural disaster could have a material adverse effect on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or re-establish these functions and negatively impact our operating results. While we intend to seek insurance against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of our customers or suppliers may adversely affect our business, results of operations or financial condition.

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

We may become subject to any number of laws and regulations that may be adopted with respect to the internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the internet. The adoption of new laws or regulations relating to the internet, or applications or interpretations of existing laws, could decrease the growth in the use of the internet, decrease the demand for our services, increase our cost of doing business or could otherwise have a material adverse effect on our business, revenues, operating results and financial condition.

Risks Related to Our Common Shares and Our Warrants

If we are unable to regain compliance with the listing requirements of the Nasdaq Capital Market, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

Our common stock is listed on Nasdaq, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly held shares, market value of listed shares, minimum bid price per share, minimum stockholders’ equity, annual meetings of shareholders, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Capital Market.

We are currently not in compliance with the annual meeting of shareholders threshold, however, have been granted an extension until June 30th 2025 to regain compliance. We shall be hosting an annual meeting by such time, which will correct our non-compliance and enable our continued listing on Nasdaq and the requirement that we should have held a 2024 annual meeting of shareholders.

In the event we do not regain compliance with those requirements, our securities may be delisted from Nasdaq. Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities. If we are delisted from Nasdaq and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Bulletin Board or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

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

There can be no assurance, however, that we will be able to regain compliance with Nasdaq rules, and even if we do, there can be no assurance that we will be able to maintain compliance with the continued listing requirements or that our common stock will not be delisted in the future. In addition, we may be unable to meet other applicable listing requirements.

The trading price of our common shares has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

Our share price is highly volatile. During the period from January 1, 2023 to December 31, 2024, the closing price of our common shares ranged from a high of $3.95 per share to a low of $1.09 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of companies; however, the fluctuation in the price of our common shares is still larger than the stock market in general. As a result of this volatility, you may not be able to sell your common shares at or above the price at which you purchased your common shares and you may lose some or all of your investment. In addition to the general volatility risks of the market, our common shares, we may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common shares. As a company with a relatively small public float, our common shares may experience greater stock price volatility, extreme price run-ups, lower trading volume, large spreads in bid and asked prices, and less liquidity than large-capitalization companies. The aspects of the trading in the common shares may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the value of our common shares. Because of the low public float and the absence of any significant trading volume, the public offering price may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. If the trading volumes of the common shares are low, persons buying or selling in relatively small quantities may easily influence the prices of the common shares. A low volume of trades could also cause the price of the common shares to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of the common shares. The volatility also could adversely affect our ability to issue additional common shares or other securities and our ability to obtain stock market based financing in the future. No assurance can be given that an active market in our common shares will develop or be sustained.

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

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for several reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common shares;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

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

Two shareholders own a significant percentage of our common shares and will be able to exert significant control over matters subject to shareholder approval.

Cronus Equity Capital Group, LLC (“Cronus”), beneficially owns 20.20% of our outstanding common shares, and ASPIS Cyber Technologies, Inc (“ASPIS”), beneficially owns 43.97% of our outstanding common shares, which allows Cronus and ASPIS to exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. As a result, Cronus and ASPIS possesses a substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. In addition, this concentration of ownership and voting power may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company and might reduce the price of our common shares. These actions may be taken even if they are opposed by our other shareholders. See “Principal Shareholders” for more information.

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

 We may continue to be subject to Canadian income tax liabilities that may adversely affect our working capital.

Following our continuation from being a Canadian corporation to being incorporated under the laws of the State of Delaware, Canadian tax law has deemed us to have disposed of all of our property at its fair market value, which may cause net taxable capital gains and income for which we may incur Canadian tax liability. Furthermore, if the fair market value of our property immediately before the continuance exceeded the aggregate of our liabilities at that time and the amount of paid-up capital at that time on all of our issued common shares, we will incur an additional Canadian emigration tax liability.

The anticipated benefits of our continuation may not be realized.

We incurred direct costs and expenses related to the continuance, including attorneys’ fees, accountants’ fees, financial printing expenses and filing fees. While we believe that the Continuance will result in operational, administrative and other benefits that significantly outweigh the related costs and expenses, we cannot assure you that those benefits will be realized.

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

In addition, broad market and industry factors may materially harm the market price of our common shares and/or Unit A Warrants irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress the price of our common shares and/or Unit A Warrants regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell all or some of their common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 4,901,677 common shares outstanding as of December 31, 2024, approximately 3,176,372 shares were tradable without restriction. Given the limited trading of our common shares, resale of even a small number of our common shares pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common shares.

We have never paid dividends on our common shares and may not do so in the future.

Holders of our common shares are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our common shares and we do not expect to pay cash dividends on our common shares in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operations of our business. Therefore, any return investors in our common shares may have will be in the form of appreciation, if any, in the market value of their common shares. See “Dividend Policy.”

Holders of our warrants have no rights as a common shareholder until they acquire our common shares.

Until you acquire our common shares upon exercise of your warrants, you have no rights as a shareholder in respect of the common shares underlying such warrants. Upon exercise of your warrants, you will be entitled to exercise the rights of a common shareholder only as to matters for which the record date occurs after the exercise date.

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

We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management efforts. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Changes in tax laws, including amendments to tax laws, changes in the interpretation of tax laws or changes in the administrative pronouncements or positions by the CRA, may also have a material adverse effect on our shareholders and their investment in our common shares. Purchasers of our common shares should consult their tax advisors regarding the potential tax consequences associated with the acquisition, holding and disposition of our common shares in their circumstances.

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

Engage Third parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we have engaged with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems in an ongoing and as needed basis. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we implement stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our CTO. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

Market Information for Common Shares and Unit A Warrants

Our common shares and Unit A Warrants are presently quoted on Nasdaq, under the symbol “VS” and “VSSYW,” respectively. On March 26, 2025, the closing price of our common shares on Nasdaq was $2.35 and the closing price of our Unit A Warrants on Nasdaq was $0.065.

Holders

As at December 31, 2024, the registrar and transfer agent for our common shares reported that there were 4,901,677 common shares issued and outstanding. Of these, 94,374 were registered to Canadian residents, including 45,235 common shares registered to CDS & Co., which is a nominee of the Canadian Depository for Securities Limited. The 94,374 common shares were registered to 27 shareholders in Canada, one of which is CDS & Co. 4,807,303 of our common shares were registered to residents of the U.S., including 1,673,138 common shares registered to CEDE & Co., which is a nominee of Depository Trust Company. The 4,807,303 common shares were registered to 123 shareholders in the U.S., one of which is CEDE & Co. 26,488 of our common shares, held by nine Shareholders, were registered to residents of other foreign countries.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,555	$64.99	373,347
Equity compensation plans not approved by security holders	—	—	—
Total	2,555	$64.99	373,347

ITEM 6. RESERVED

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023 in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

We offer a suite of proprietary business-to-business software tools that are meant to drive user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

Our customers mostly sports teams (Professional and Collegiate), venues (Arenas, Football Stadiums, Baseball Stadiums), and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At December 31, 2024, we had two active customers. At December 31, 2023, we had 16 active customers.

Our products and games are designed so that end users of our products could earn prizes by registering on our system and completing in-content challenges like trivia, polls, or casual mobile games. Players could use our system to play a variety of games and earn a wide range of prize types, provided by advertisers and sponsors. Our products, include our in-venue XEO and Filter Fan Cam products for live events, and our new stand-alone “Winfinite” product line that can be used by brands, advertising agencies, and content partners to reach potential customers outside of sports venues, on mobile devices. We also have an IP portfolio that could create future licensing and product development opportunities including our recently allowed Artificial Intelligence (“AI”) and Machine Learning (“ML”) series of patent claims.

With the acquisition of Xcite Interactive in June 2021, we acquired a number of key pieces of technology and relationships that have helped to drive our engagement and rewards business, including a live events fan engagement business that has partnered with professional sports franchises in the National Football League (“NFL”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”) and others to increase audience engagement using interactive gaming functions like trivia, polling, and casual games that can be played alongside live experiences whether a player is at-home, in a restaurant, or in-venue at the event itself. Our largest customers in 2024 were the Texas Rangers and San Jose Sharks.

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

Operating Results

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Statement of Operations and Comprehensive Loss Data:
Revenue	$57,288	$271,169
Cost of revenues	40,277	103,067
Gross Margin	17,011	168,102

Expenses
Research and development	246,019	1,107,235
Selling, general and administrative	4,310,218	5,944,909
Impairment of goodwill and other intangibles	-	3,968,332
Total Operating Expenses	4,556,237	11,020,476
Operating loss	(4,539,226)	(10,852,374)
Employee retention credit	-	(354,105)
Other income/(expense)	11,384	13,888
Loss before tax provision	(4,550,610)	(10,512,157)
Provision for income taxes	24,226	-
Net loss	$(4,574,836)	$(10,512,157)

Revenue

Our revenues are derived from three primary sources: software licensing, professional services and advertising. Revenue was $57,288 for the year ended December 31, 2024, representing a decrease of $213,881, or 79%, from $271,169 for the year ended December 31, 2023. The decrease was primarily due to a significant reduction in the number of clients from 16 active clients at December 31, 2023 to two active clients at December 31, 2024.

Cost of revenues

Cost of revenues was $40,277 for the year ended December 31, 2024, representing a decrease of $62,790, or 61%, from $103,067 for the year ended December 31, 2023. The decrease was primarily due to significant reductions in staff related to our company restructuring.

Research and development

Research and development was $246,019 for the year ended December 31, 2024, representing a decrease of $861,216, or 78%, from $1,107,325 for the year ended December 31, 2023. The decrease was primarily due to a reduction in staffing levels, including a large portion of our engineering staff, and a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $4,310,218 for the year ended December 31, 2024, representing a decrease of $1,634,691, or 27%, from $5,944,909 for the year ended December 31, 2023. The decrease was primarily due to a reduction in staffing levels, from 16 employees at December 31, 2023 to 6 employees at December 31, 2024.

Impairment of goodwill and other intangible assets

Impairment of goodwill and other intangible assets was none for the year ended December 31, 2024, representing a decrease of $3,968,332 or 100% from $3,968,332 for the year ended December 31, 2023. The $3,698,332 impairment as of December 31, 2023 was related to the impairment of capitalized software from our HP contract and platform.

Loss from Operations

Loss from operations was $4,539,226 for the year ended December 31, 2024, representing a decrease of $6,313,148, or 58%, from $10,852,374 for the year ended December 31, 2023. Decreases in salaries because of reduced staffing levels resulted in the decrease in the loss.

Other income (expense)

Other income (expense) was an expense of $11,384 for the year ended December 31, 2024, representing a decrease of $351,601, or 103%, from income of $340,217 for the year ended December 31, 2023. The decrease in income can be attributed to the $354,105 employee retention credit earned in 2023 with no credit earned in 2024.

Income tax expense

Income tax expense was $24,226 for the year ended December 31, 2024, representing a decrease of 100% from no income tax expense for the year ended December 31, 2023. The increase in income tax can be attributed to taxes owed in our Canadian jurisdiction in 2024.

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

Overview

Since inception, we have incurred significant operating losses. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $4.6 million and $10.5 million, respectively. During such periods, we have financed our operations primarily through an initial public offering of our common shares in January 2021 and subsequent public offerings, registered direct offerings, convertible debt, warrant exercises and private placements. In October 2024 warrant holders exercised $0.9 million of warrants into common stock. Also, in November and December 2024 the Company raised $2.5 million of convertible debt. In February 2023, we completed a registered direct offering of our common shares in which we received gross proceeds of $2.25 million and net proceeds of approximately $2.0 million. In October 2023, we completed a public direct offering of our common shares in which we received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.5 million. In November 2023, we completed a private placement of our equity securities in which we received gross proceeds of $2.6 million. Throughout 2023, we received approximately $4.6 million in proceeds from warrant exercises. Our cash and cash equivalents as of December 31, 2024 was $3.1 million. Our primary cash needs are for working capital requirements, capital expenditures and to fund our operations.

We are subject to the risks and uncertainties associated with a new business. We believe that our current resources and the expected revenues from operations will be insufficient to fund our planned operations for the next twelve months. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2024 stated that our recurring losses from operations, accumulated deficit as of December 31, 2024, inability to achieve positive cash flows from operations and inability to fund day to day activities through operations indicates that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern.

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

Cash Flows

The following summarizes the key components of our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(4,971,948)	$(5,582,139)
Net cash used in investing activities	-	(14,514)
Net cash provided by financing activities	3,278,235	9,045,578
Effect of foreign exchange	70,620	61,235
Net (decrease) increase in cash and cash equivalents	$(1,623,093)	$3,510,160

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $4,971,948 as compared to $5,582,139 for the year ended December 31, 2023. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was none as compared to $14,514 for the year ended December 31, 2023. The change in cash flow used in investing activities was primarily attributable to a significant reduction in payroll capitalized for the development of intangible assets and proceeds of sale of equipment in the prior year.

Financing Activities

Net cash provided by financing activities was $3,278,235 for the year ended December 31, 2024 as compared to $9,045,578 for the year ended December 31, 2023. The change in cash flow provided by financing activities was mainly attributable to the decrease in proceeds we received from the issuance of common shares, exercise of warrants and options, and repayments on notes payable. The Company raised $3,278,235 for the year ended December 31, 2024 from debt issuances and warrant exercise compared to $11,693,973 attributed to equity and warrants issuances, net of offering cost offset by repayment of $2,519,835 related party notes payable for the year ended December 31, 2023.

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

Intangible assets

Intangible assets acquired separately are measured upon initial recognition at cost, which comprises the purchase price plus any costs directly attributable to the preparation of the asset for its intended use. Intangible assets acquired through business combinations (Xcite Interactive) or asset acquisitions are initially recognized at fair value as at the date of acquisition. After initial recognition, intangible assets are carried at cost less accumulated amortization and any accumulated impairment charges. During the year ended December 31, 2023, the Company completed an impairment analysis of its intangible assets and concluded the assets were impaired. As a result, the Company impaired the remaining carrying value of the intangible assets in the amount of $3,968,332. No new intangible assets were capitalized during the year ended December 31, 2024.

Stock-based compensation

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

Revenue recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue from contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company earns revenue in two primary ways: 1) the sales of software-as-a-service (SAAS) from its interactive production software platform or 2) development and maintenance of custom-built software or other professional services.

The Company recognizes SAAS revenues from its interactive production sales over the life of the contract as its performance obligations are satisfied. Payment terms vary by contract and can be periodic or one-time payments. The Company determines that the customer receives and consumes the benefits of the service simultaneously as the service is provided. The transaction price is allocated to the contractual performance obligations and recognized ratably over the contract term.

The Company recognizes revenues received from the development and maintenance of custom-built software and other professional services provided upon the satisfaction of its performance obligation in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Performance obligations can be satisfied either at a single point in time or over time. For those performance obligations that are satisfied at a single point in time, the revenue is recognized at that time. For each performance obligation satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of that performance obligation. The Company generally measures progress comparing hours incurred to total estimated hours.

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

License Revenue

We recognize revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the grant of use is recognized in the first period of the contract term in which the license agreement is in force. Since the costs incurred to satisfy the ASPIS technology performance obligations are incurred evenly throughout the year, the value of the technical support and new improvements services are recognized throughout the contract period as these performance obligations are satisfied. For the year ended December 31, 2024, no revenue was recognized on our functional IP as the Technology Agreement with ASPIS as the license had not been delivered to ASPIS during the year.

Deferred Revenue

Revenue recognition of sales is recorded on a monthly basis upon delivery or as the services are provided. Cash received in advance for services are recorded as deferred revenue based on the proportion of time remaining under the service arrangement as of the reporting date.

Convertible Debt

We may enter into negotiated short term convertible debt agreement to provide bridge capital in between equity raises. Our convertible debt agreements include a debt discount and a common stock conversation feature that may be exercised by the noteholder that is either at or out of the money. We evaluate the terms of convertible debt issue prior to accepting such agreements to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. We evaluate our convertible debt in accordance with ASC 470-20, Debt with conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of equity classification guidance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our chief executive officer and chief financial officer, has concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Name	Age	Positions and Offices
Luis Goldner	56	Director and Chief Executive Officer
Geoff Deller	43	Chief Financial Officer
Alex Peachey	50	Chief Technology Officer
Aric Spitulink	54	Independent Director
David Catzel	71	Independent Director
Juan Carlos Barrera	61	Independent Director

The following is information about the experience and attributes of the members of our board of directors and senior executive officers as of the date of this Annual Report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Luis Goldner, 56, joined our company as a director in December 2023 and became our Chief Executive Office in August 2024. Mr. Goldner is a senior corporate executive, having managed and operated fortune 500 companies in LATAM and North America. Mr. Goldner has served as Chief Operating Officer of Icaro Media Group Inc. since 2019, and is responsible for global partnerships, consumer trends and operational best practices. From 2018 to 2019, Mr. Goldner was the VP of Business at Skyy Digital Media Group. Previously, Mr. Goldner served as Chief Executive Officer of Intralot do Brazil and Chief Executive Officer for Trust Impressores, a subsidiary of Oberthur Group and has also served as head of business development and Managing director of Estrategia Investimentos SA / Citibank in asset management. Mr. Goldner holds a degree in Economics from Universidade Gama Filho RJ–Brazil.

Geoff Deller, 43, joined our company as a Chief Financial Officer in July 2024. Prior to joining the Company, Mr. Deller was the President and Chief Investment Officer of Orinoco Capital LLC, a private investment company, in Boca Raton, Florida and prior to that, he was a member of the advisory board and Chief Operating Officer of Stardom Chance Productions & Companies, an entertainment and content production company in Hialeah, Florida. Prior to that, he was the Chief Financial Officer and Co-COO, of a consumer products company in the oral healthcare industry in Ft. Lauderdale, Florida.

Alex Peachey, 50, joined our company as Chief Technology Officer in May 2016. Mr. Peachey leads the architecture efforts for our Elixir-based Winfinite challenge platform. Prior to joining us, Mr. Peachey founded Threadbias LLC in January 2011, an online community for people who love to sew and wish to exchange ideas, share projects and join or create groups. He continues to serve as their CEO. From February 2012 to May 2016, Mr. Peachey served the Director of Engineering at Originate, Inc., where he managed a team of software engineers. He holds a BS in Computer Science from Western Washington University and an MBA from the University of Washington.

David Catzel, 71, joined our company as a director in December 2023. Mr. Catzel is an accomplished business and technology executive with an extensive history of strategic alliances in media content, licensing, marketing and technology. Since 2020, Mr. Catzel has served as a consultant to the Holistyx Group and a Senior 5G Connectivity Solutions Specialist at T-Mobile. From 2017 to 2020, he was the VP Digital Transformation at FuseConnections. From 2020 to 2023 he was also a Senior Industry Digital Strategist: Automotive, Mobility, and Transportation at Microsoft.

Aric Spitulnik, 54, joined our company as a director in November 2024. Mr, Spitulnik is a distinguished business leader with over 32 years of professional experience. A veteran C-suite executive, Mr. Spitulnik has collaborated with multiple Boards of Directors frequently assuming Chairmanship roles and has provided governance and strategic leadership across various entities. As CEO of a privately-owned company for 9 years, he consistently delivered positive revenue growth. His leadership roles also include serving as Senior Vice President, overseeing the budget for $1.2 billion in revenue and 7,000 employees, and as President, managing $100 million in revenue and 1,200 employees. Mr. Spitulnik holds an MBA and a BS in Business from York College of Pennsylvania.

Juan Carlos Barrera, 61, joined our company as a director in December 2023. Mr. Barrera is a senior corporate executive with extensive experience in finance, international investments, acquisitions and global partnerships. Since 2020, Mr. Barrera has served as Chief Commercial Officer of Icaro Media Group Inc., responsible for strategic partnerships and global strategy. From 2015 to 2019, Mr. Barrera served as President of SKYY Digital Media. He was also previously the CEO of Global Select Wealth Management, and for over twenty years Mr. Barrera worked at Prudential Financial where he served both as Director of Institutional Wealth Management at Prudential International Investments and Director of Institutional Investments at Dryden Wealth Management. Mr. Barrera holds degrees in Economics and Business Administration from Coe College.

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

Our board of directors expects a culture of ethical business conduct. Our board of directors encourages each member to conduct a self-review to determine if he or she is providing effective service with respect to both our company and our shareholders. Should it be determined that a member of our board of directors is unable to effectively act in the best interests of our shareholders, such a member would be encouraged to resign.

Board Leadership Structure

Our articles and our corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Luis Goldner currently serves as our Chief Executive Officer and Juan Carlos Barrera serves as Chairman of the Board.

As Chairman of the Board, Mr. Barrera’s key responsibilities will include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s shareholders and managing relations with shareholders, other stakeholders and the public.

We will take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors will be able to request at any time a meeting restricted to independent directors for the purpose of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.

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

Our audit committee consists of three of our directors, Aric Spitulnik, David Catzel and Juan Carlos Barrera, each of whom meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and Nasdaq listing rules. Mr. Spitulnik serves as chairman of our audit committee. Our board of directors has determined that Mr. Spitulnik qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. The written charter for our audit committee is available on our corporate website at www.versussystems.com. The information on our website is not part of this Annual Report.

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

Our compensation committee consists of three of our directors, Aric Spitulnik, David Catzel, and Juan Carlos Barrera, each of whom meets the definition of “independent director” under the Nasdaq rules and the definition of non-employee director under Rule 16b-3 promulgated under the Exchange Act. Mr. Barrera serves as chairman of our compensation committee. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.versussystems.com. The information on our website is not part of this Annual Report.

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

Our nominating and corporate governance committee consists of three of our directors, Aric Spitulnik, David Catzel, and Juan Carlos Barrera, each of whom meets the definition of “independent director” under the Nasdaq rules. Mr. Catzel serves as chairman of our nominating and corporate governance committee. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.versussystems.com. The information on our website is not part of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as our principal executive officer at any time during fiscal 2024 and 2023, and our two other most highly compensated officers in fiscal 2024 and 2023. These individuals are referred to in this Annual Report as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Luis Goldner	2024	$41,667	$—	$—	$—	$83,333	$125,000
Chief Executive Officer
Matthew Pierce	2024	$166,298	$—	$—	$—	$112,500	$278,798
Former Chief Executive Officer	2023	$225,000	$56,250	$—	$61,025	$—	$342,275
Curtis Wolfe Former Chief Executive Officer	2024	$40,462	$—	$—	$—	$—	$40,462
Craig Finster	2024	$165,433	$—	$—	—	$112,500	$277,933
Former President and Chief Financial Officer	2023	$225,000	$56,250	$—	$73,745	$—	$354,995
Geoff Deller Chief Financial Officer	2024	$60,000	$—	$—	$—	$—	$60,000
Keyvan Peymani
Former Executive Chairman of the Board	2024	$117,641	$—	$—	$—	$80,000	$197,641
Alex Peachey	2024	$168,750	$—	$—	$—	$—	$168,750
Former Chief Technology Officer	2023	$176,090	$60,000	$—	$70,305	$—	$306,395

(1)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 including elsewhere in this annual report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	The amounts reported in the “All other Compensation” column reflect $91,666 in board compensation for Luis Goldner and Severance payments for Mathew Pierce, Craig Finster and Keyvan Peymani of $112,500, $112,500 and $80,000.

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

As of December 31, 2024, stock option grants for the purchase of an aggregate of 2,555 common shares had been made under the 2017 Plan, and none of those stock options had been cancelled or exercised. As of that date, there remained 373,347 common shares authorized under the 2017 Plan remained available for award purposes.

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

Outstanding Equity Awards at Fiscal Year-End

None

Director Compensation

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the information concerning all compensation we paid during the year ended December 31, 2024 to our non-employee directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(5)	Total ($)
Juan Carlos Barrera(1)	$91,666	—	—	$91,666
David Catzel(2)	$91,666	—	—	$91,666
Aric Spitulink(3)	$—	—	—	$—
Luis Goldner(4)	$83,333	—	—	$83,333

(1)	Mr. Barrera was elected as a director of our company at the shareholder meeting held on December 29, 2023, and was appointed as a director of our company on the same date.

(2)	Mr. Catzel was elected as a director of our company at the shareholder meeting held on December 29, 2023, and was appointed as a director of our company on the same date.

(3)	Mr. Spitulink was elected as a director of our company at the shareholder meeting held on December 23, 2024, and was appointed as a director of our company on the same date. Mr. Spitulink received no compensation in the year ended December 31, 2024.

(4)	Mr. Goldner was elected as a director of our company at the shareholder meeting held on December 29, 2023, and was appointed as a director of our company on the same date.

(5)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 included elsewhere in this annual report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of our common shares as of March 25, 2025 by:

●	each person, or group of affiliated persons, known by us to beneficially own 5% or more of our outstanding common shares;

●	each of our named executive officers and members of our board of directors; and

●	all executive officers and members of our board of directors as a group.

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

In the table below, the percentage of beneficial ownership of our common shares is based on 4,901,677 shares of our common shares outstanding as of March 15, 2025. Unless otherwise noted below, the address of the persons listed on the table is c/o Versus Systems Inc., 3500 South DuPont Hwy. Dover, DE 19901

	Amount and Nature of	Percentage of Shares
Name of Beneficial Owner	Beneficial Ownership	Beneficially Owned
Named Executive Officers and Directors
Executive Officers and Directors as a Group (7 persons)	11,827	*

5% of Great Beneficial Owners
ASPIS Cyber Technologies, Inc.	2,155,172	43.97%
Cronus Equity Capital Group, LLC(1)	989,903	20.20%

*	Indicates beneficial ownership of less than 1% of the total outstanding common shares.

(1)	The address of Cronus Equity Capital Group, LLC is 590 Madison Ave, 21st Floor, New York, NY 10022.

The percentage of our common shares held by Canadian residents, based on securityholder addresses of record, is 2% as of March 25, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees charged by Ramirez Jimenez International CPAs and Davidson & Company LLP for certain services rendered to our company during fiscal 2024 and fiscal 2023, respectively.

	For the year ended	For the year ended
Ramirez Jimenez International CPAs USD $	December 31, 2024	December 31, 2023
Audit fees(1)	$220,456	$233,105
Audit-related fees(2)	-	-
Tax fees(3)	20,000	20,000
All other fees(4)	-	-
Total	$240,456	$253,105

(1)	“Audit fees” means the aggregate fees billed in each of the fiscal years for professional services rendered for the audit of our annual financial statements and review of our interim financial statements.

(2)	“Audit-related fees” are the assurance and related services reasonably related to the financial statement audit and not included in audit services.

(3)	“Tax fees” means the aggregate fees billed in each of the fiscal years for professional services rendered for tax compliance and tax advice.

(4)	“All other fees” total the aggregate fees billed in each of the fiscal years for non-audit services rendered which were not listed above, which are primarily related to professional services rendered with our registration filings.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

1.	The financial statements and supplementary data required by this item begin on page F-1.

2.	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

3.	Exhibit Index:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number

3.1	Certificate of Corporate Domestication and Certificate of Incorporation	8-K	12/26/2024	3.1

3.2	Bylaws	S-4	11/14/2024	3.2

4.1	Specimen Stock Certificate evidencing common shares.	F-1/A	1/11/2021	4.1

4.2	Warrant Agent Agreement dated January 20, 2021 between Versus System Inc. and Computershare, including forms of Unit A Warrants and Unit B Warrants.	6-K	1/21/2021	99.2

4.3	Representative Warrant Agreement dated January 20, 2021.	F-1/A	12/14/2020	4.3

10.1	Subscription Agreement and form of Warrant with ASPIS Cyber Technologies, Inc., dated as of October 16, 2024.	S-4	11/8/24	10.3

10.2	Technology License and Software Development Agreement with ASPIS Cyber Technologies, Inc., dated as of October 7, 2024.	S-4	11/8/2024	10.4

10.3	Business Funding Agreement with ASPIS Cyber Technologies, Inc. with ASPIS Cyber Technologies, Inc., dated as of October 7, 2024.	S-4	11/8/2024	10.5

10.6	Form of Warrant of Versus Systems Inc.	F-1	11/20/2020	10.6

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number

10.7	Versus Systems Inc. 2017 Stock Option Plan.	F-1	11/20/2020	10.7

10.8	US Sub Plan of 2017 Stock Option Plan		*

10.9	Software License, Marketing and Linking Agreement dated as of March 6, 2019 between HP Inc. and Versus LLC.	F-1	11/20/2020	10.9

10.10	Amendment of 2017 Stock Option Plan		*

14.1	Code of Conduct and Ethics.	F-1/A	1/11/2021	14.1

15.1	Consent of Ramirez Jimenez International CPAs		*

19.1	Insider Trading Policies and Procedures	10-K	4/1/2024

21.1	List of Subsidiaries of Versus Systems Inc.	F-1	11/20/2020	21.1

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

97.1	Clawback Policy (Recovery of Erroneously Awarded Compensation)	10-K	4/1/2024	97.1

99.1	Charter of the Audit Committee.	F-1/A	1/11/2021	99.1

99.2	Charter of the Compensation Committee.	F-1/A	1/11/2021	99.2

99.3	Charter of the Nominating and Corporate Governance Committee.	F-1/A	1/11/2021	99.3

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

The registrant hereby certifies that it meets all of the requirements for filing on annual report on Form 10-K and that it has duly caused and authorized the undersigned to sign this annual report on its behalf.

Versus Systems Inc.

	By:	/s/ Luis Goldner
	Name:	Luis Goldner
Date: March 31, 2025	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Luis Goldner	Director and Chief Executive Officer	March 31, 2025
Luis Goldner	(Principal Executive Officer)

/s/ Geoff Deller	Chief Financial Officer	March 31, 2025
Geoff Deller	(Principal Financial and Accounting Officer)

/s/ Juan Carlos Barrera	Chairman of the Board	March 31, 2025
Juan Carlos Barrera

/s/ David Catzel	Director	March 31, 2025
David Catzel

/s/ Luis Goldner	Director	March 31, 2025
Luis Goldner

/s/ Aric Spitulimk	Director	March 31, 2025
Aric Spitulimk

Versus Systems Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Versus Systems Inc. Board of Directors and Shareholders:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Versus Systems Inc. and its subsidiaries (collectively, the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cashflows for the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Versus Systems Inc. as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

March 31, 2025

PCAOB ID 820

Versus Systems Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
	($)	($)
ASSETS
Current assets
Cash and cash equivalents	$3,065,914	$4,689,007
Receivables, net of allowance for credit losses	-	18,222
Prepaid expenses	469,646	160,474
Total current assets	3,535,560	4,867,703

Restricted deposit	-	8,679
Property and equipment	-	1,935
Total assets	$3,535,560	$4,878,317

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$26,288	$286,427
Deferred revenue	-	35,049
Total current liabilities	26,288	321,476

Non-current liabilities
Total liabilities	26,288	321,476

Stockholders’ equity
Share capital
Class A shares, no par value. Unlimited authorized shares; no shares issued or outstanding, respectively	-	-
Common stock and additional paid in capital, no par value. Unlimited authorized shares; 4,901,677 and 2,506,015 shares issued and outstanding as of December 31, 2024 and 2023, respectively	150,587,018	147,130,123
Accumulated other comprehensive income	318,659	248,287
Deficit	(139,476,353)	(135,434,022)
Total Versus Systems, Inc. stockholders’ equity	11,429,324	11,944,388
Non-controlling interest	(7,920,052)	(7,387,547)
Total stockholders’ equity	3,509,272	4,556,841
Total liabilities, noncontrolling interest and stockholders’ equity	$3,535,560	$4,878,317

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	($)	($)
REVENUES
Revenues	$57,288	$271,169
Cost of revenues	40,277	103,067
Gross margin	17,011	168,102

EXPENSES
Research and development	246,019	1,107,235
Selling, general and administrative	4,310,218	5,944,909
Impairment of goodwill and other intangibles	-	3,968,332
Total operating expenses	4,556,237	11,020,476

Operating loss	(4,539,226)	(10,852,374)
Employee retention credit	-	354,105
Other income/(expense), net	(11,384)	(13,888)
Loss before provision for income taxes	(4,550,610)	(10,512,157)
Provision for income taxes	(24,226)	-
Net loss	(4,574,836)	(10,512,157)
Less: Net loss attributable to non-controlling interest	532,505	985,160
Net loss attributable to Versus Systems, Inc. Shareholders	(4,042,331)	(9,526,997)

Per share Data:
Basic and diluted loss per share to shareholders	(1.54)	(10.44)
Weighted average shares – basic and diluted	2,628,226	912,717

Comprehensive income (loss)
Net loss	(4,574,836)	(10,512,157)
Other comprehensive income (loss), net of tax
Change in foreign currency translation, net of tax	70,372	93,317
Total other comprehensive income	70,372	93,317
Total comprehensive loss	$(4,504,463)	$(10,418,840)

Less: comprehensive loss attributable to non-controlling interest	532,505	985,160
Comprehensive loss attributable to shareholders	$(3,971,958)	$(9,433,680)

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Changes in Stockholder’s Equity

	Number of Common	Number of Class “A”	Common	Class “A”	Additional Paid in	Currency translation	Accumulated	Versus Systems, Inc.	Non-controlling	Total Stockholders’
	Shares	Shares	Shares	Shares	Capital	adjustment	Deficit	Equity	Interest	Equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2022	260,761	21	122,353,525	28,247	14,506,758	154,970	(125,907,025)	11,136,475	(6,402,387)	4,734,088
Exercise of warrants	283,875	-	4,561,200	-	-	-	-	4,561,200	-	4,561,200
Shares issued in connection with private placement	989,903	-	2,562,660	-	-	-	-	2,562,660	-	2,562,660
Shares issued in public offering	971,455	-	5,250,003	-	-	-	-	5,250,003	-	5,250,003
Class A shares converted	21	(21)	28,247	(28,247)	-	-	-	-	-	-
Share issuance costs	-	-	(679,890)	-	-	-	-	(679,890)	-	(679,890)
Stock-based compensation	-	-	-	-	(1,452,380)	-	-	(1,452,380)	-	(1,452,380)
Cumulative translation adjustment	-	-	-	-	-	93,317	-	93,317	-	93,317
Net loss	-	-	-	-	-	-	(9,526,997)	(9,526,997)	(985,160)	(10,512,157)
Balance at December 31, 2023	2,506,015	-	134,075,745	-	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841

Exercise of warrants	240,490	-	-	-	885,003	-	-	885,003	-	885,003
Conversion of debt into common stock	2,155,172	-	-	-	2,411,027	-	-	2,411,027	-	2,411,027
Stock-based compensation	-	-	-	-	160,865	-	-	160,865	-	160,865
Cumulative translation adjustment	-	-	-	-	-	70,372	-	70,372	-	70,372
Net loss	-	-	-	-	-	-	(4,042,331)	(4,042,331)	(532,505)	(4,574,836)
Balance at December 31, 2024	4,901,677	-	134,075,745	-	16,511,273	318,659	(139,476,353)	11,429,324	(7,920,052)	3,509,272

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	($)	($)

OPERATING ACTIVITIES
Net Loss	$(4,574,836)	$(10,512,157)
Adjustments to reconcile net loss to net cash:
Amortization of property and equipment	1,688	23,754
Amortization of intangible assets	-	2,444,445
Impairment of goodwill and other intangibles	-	3,968,332
Accretion of interest expense	17,795	-
Loss on sale of equipment	-	63,385
Gain from debt settlement	-	(49,498)
Share-based compensation	160,865	(1,452,380)
Receivables	18,222	42,527
Prepaid expenses and other current assets	(300,493)	62,752
Deposits	-	100,000
Deferred revenue	(35,049)	(34,226)
Accounts payable and accrued liabilities	(260,140)	(239,073)
Cash flows used in operating activities	(4,971,948)	(5,582,139)

INVESTING ACTIVITIES
Proceeds from sale of equipment	-	4,899
Development of intangible assets	-	(19,413)
Cash flows used in investing activities	-	(14,514)

FINANCING ACTIVITIES
Repayment of notes payable – related party	-	(2,519,835)
Proceeds from convertible debt – related party	2,500,000	-
Proceeds from warrant exercises	885,003	4,561,200
Proceeds from share issuances	-	7,812,663
Payments for lease liabilities	-	(128,560)
Payments of share and debt issuance costs	(106,768)	(679,890)
Cash flows from financing activities	3,278,235	9,045,578

Effect of foreign exchange	70,620	61,235
Change in cash and cash equivalents during the period	(1,623,093)	3,510,160
Cash and cash equivalents - Beginning of period	4,689,007	1,178,847
Cash and cash equivalents - End of period	$3,065,914	$4,689,007

Supplemental disclosures of cash flow
Interest paid	$-	$-
Income taxes paid	$-	$-
Noncash investing and financing activities
Debt converted into common stock and warrants	$2,411,027	$-

The accompanying notes are an integral part of these consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

1.	NATURE OF OPERATIONS

Versus Systems Inc. (the Company) was continued under the Business Corporations Act (British Columbia) effective January 2, 2007. The Company’s head office and registered and records office is located at 3500 South DuPont Highway Dover, DE 19901. The Company’s common stock is traded on the NASDAQ under the symbol “VS”. The Company’s Unit A warrants are traded on NASDAQ under “VSSYW”. On December 28, 2023, the Company completed a one-for-16 reverse stock split of the Company’s common shares. All share and per share data are presented to reflect the reverse share splits on a retroactive basis.

The Company is engaged in the technology sector and has developed a proprietary prizing and promotions tool allowing game developers and creators of streaming media, live events, broadcast TV, games, apps, and other content to offer real world prizes inside their content. The ability to win prizes drives increased levels of consumer engagement creating an attractive platform for advertisers.

In June 2021, the Company completed its acquisition of multimedia, production, and interactive gaming company Xcite Interactive, a provider of online audience engagement through its owned and operated XEO technology platform. The Company partners with professional sports franchises across Major League Baseball (“MLB”), National Hockey League (“NHL”), National Basketball Association (“NBA”) and the National Football League (“NFL”) to drive audience engagement.

In September 2024 the Company closed down its operations within the United Kingdom, Versus Systems UK, Ltd.

In October 2024, the Company entered into a $2,500,000 funding agreement with ASPIS Cyber Technologies (“ASPIS”). At that time, ASPIS delivered to the Company $500,000 and agreed to, on or before November 15, 2024, deliver to the Company an additional $2,000,000. However, the Company has informally agreed to defer the $2,000,000 until Nasdaq has progressed further with its review of the Company’s plan. Pursuant to that agreement, the Company issued to ASPIS a senior convertible promissory note in the principal amount of $2,500,000. The note provides that upon approval by the Company’s shareholders and the Company’s redomiciling to Delaware the amount funded to date plus, at ASPIS’s option, any accrued and unpaid interest thereon, will be converted into units of the Company, each equal to (a) one common share of the Company and (b) a warrant to purchase one-half of one Common Share at a purchase price of $4.00 per one whole share, exercisable for five years.

In December 2024, under the terms of the agreement, upon the Company’s shareholders’ approval and the Company’s redomiciling to Delaware, $2,500,000 converted into 2,155,172 Common Shares and warrants to purchase an additional 1,077,586 shares.

Additionally, the Company entered into a Technology License and Software Development Agreement (the “License Agreement”) in October 2024 which provides for the Company to license its gamification, engagement and QR code technology to ASPIS for use in ASPIS’s website business and for development of additional functionality for Versus’ technology.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

1.	NATURE OF OPERATIONS (CONTINUED)

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

As of December 31, 2024 the Company had not granted ASPIS access to its technology for use in ASPIS’s cybersecurity technology. The Company expects to begin the License Agreement in during the second quarter of 2025.

Going Concern

These consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of December 31, 2024, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Generally, these deposits may be redeemed upon demand, and the Company believes there is minimal risk of losses on such balances.

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made. These estimates and assumptions include valuing equity securities in share-based payments and warrants; and the impairment of goodwill and intangible assets.

Cash

The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents.

Accounts Receivables, Net

Trade accounts receivable are recorded net of reserves for expected credit losses. Estimates for allowances for credit losses are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. The allowance for credit losses was immaterial at both December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, bad debt expense recorded in the consolidated statements of operations and comprehensive loss was immaterial. The Company’s evaluation of credit losses for the current period included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options which totaled 2,555 ( December 31, 2023 - 28,990) and warrants excluded from diluted loss per share as of December 31, 2024 totaled 1,733,741 (December 31, 2023 – 923,645).

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment

Property and equipment is recorded at cost less accumulated amortization and any impairments. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation is calculated based on the estimated residual value and estimated economic life of the specific assets using the straight-line method over the period indicated below:

Asset	Rate
Computers	Straight line, 3 years
Right of use assets	Shorter of useful life or lease term

Fair Value Measurements and Financial instruments

The Company applies Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided for fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets and property and equipment. The Company evaluates its finite-lived intangible assets and property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the use and eventual disposition of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company impaired the Company’s finite-lived intangible assets in the year ended December 31, 2023. See Note 5 for more information.

n addition, indefinite-lived intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired by comparing the fair value to the carrying value of the asset. To determine the fair value of the asset, the Company used the multi-period excess earnings method of the income approach. The more significant assumptions inherent in the application of this method include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development costs, and sales and marketing expenses), and the discount rate selected to measure the risks inherent in the future cash flows. The Company impaired the Company’s indefinite-lived intangible assets in the year ended December 31, 2023. See Note 5 for more information.

Convertible Debt

The Company’s convertible debt is accounted for in accordance with ASC 470-20, Debt with conversion and Other Options (“ASC 470-20”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s stock and (2) meet the requirements of equity classification guidance. Based upon the Company’s analysis, it was determined that Company’s convertible debt does not contain embedded features requiring recognition as derivatives and bifurcation, and therefore are measured at amortized cost and recorded as liabilities on the Consolidated Balance Sheets.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warrants

In connection with the funding agreement with ASPIS, we issued common stock warrants. The company evaluates the terms for each of these outstanding warrants in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC Topic 815, Derivatives and Hedging ASC (“815-40”), to determine the appropriate classification and accounting treatment. The warrants were determined to meet the criteria to be classified as equity instruments and were recorded under additional paid in capital on the Consolidate Balance Sheet.

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

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within its next twelve months. The Company’s tax years are subject to examination for 2022 and forward for U.S. Federal tax purposes and for 2021 and forward for state tax purposes.

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

The total proceeds from the issuance of equity units are allocated between the common shares and the warrants based on their relative fair values at the date of issuance. This allocation is reflected in the equity section of the consolidated balance sheet, with the fair value of the warrants recorded as a component of additional paid-in capital in the equity section. If the warrants expire unexercised, the amount remains in additional paid-in capital.

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification ASC 606, Revenue from Contracts with Customers (“ASC 606”), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue from contracts when it is probable that the entity will collect substantially all the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company earns revenue in two primary ways: 1) the sales of software-as-a-service (SAAS) from its interactive production software platform or 2) development and maintenance of custom-built software or other professional services.

The Company recognizes SAAS revenues from its interactive production sales over the life of the contract as its performance obligations are satisfied. Payment terms vary by contract and can be periodic or one-time payments. The Company determines that the customer receives and consumes the benefits of the service simultaneously as the service is provided. The transaction price is allocated to the contractual performance obligations and recognized ratably over the contract term.

The Company recognizes revenues received from the development and maintenance of custom-built software and other professional services provided upon the satisfaction of its performance obligation in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Performance obligations can be satisfied either at a single point in time or over time. For those performance obligations that are satisfied at a single point in time, the revenue is recognized at that time. For each performance obligation satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of that performance obligation. The Company generally measures progress comparing hours incurred to total estimated hours.

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

License Revenue

We recognize revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the grant of use is recognized in the first period of the contract term in which the license agreement is in force. Since the costs incurred to satisfy the ASPIS technology performance obligations are incurred evenly throughout the year, the value of the technical support and new improvements services are recognized throughout the contract period as these performance obligations are satisfied. For the year ended December 31, 2024, no revenue was recognized on our functional IP as the Technology Agreement with ASPIS as the license had not been delivered to ASPIS during the year.

Deferred revenue

Revenue recognition of sales is recorded on a monthly basis upon delivery or as the services are provided. Cash received in advance for services are recorded as deferred revenue based on the proportion of time remaining under the service arrangement as of the reporting date. During the year ended December 31, 2024 the Company recognized $35,049 of revenue attributed to the deferred revenue that existed at December 31, 2023. No additional billing occurred in 2024 that resulted in the addition of deferred revenue.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development

Research and development costs are expensed as incurred. For the years ended December 31, 2024 and 2023, the Company incurred approximately $246,019 and $1,107,235, respectively, on research and development activities

Foreign exchange

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

Foreign currency transactions in currencies other than the United States dollar are recorded at exchange rates prevailing on the dates of the transactions. Foreign currency transaction gains and losses are generally recognized in profit or loss and presented within gain (loss) on foreign exchange. An aggregate loss of $0.1 million and $0.1 million arising from foreign exchange transactions is included in other (expense) income, net for the year ended December 31, 2024 and 2023, respectively.

At the end of each reporting period, the monetary assets and liabilities of the Company and its subsidiaries that are denominated in foreign currencies are translated at the rate of exchange at the date of the consolidated balance sheets. Non-monetary assets and liabilities that are denominated in foreign currencies are translated at historical rates. Revenues and expenses that are denominated in foreign currencies are translated at the exchange rates approximating those in effect on the date of the transactions. Foreign currency translation gains and losses are recognized in other comprehensive income and accumulated in equity on the consolidated statements of stockholders’ equity.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) and represents the change in shareholders’ equity (deficit) which results from transactions and events from sources other than the Company’s shareholders. Comprehensive loss differs from net loss for the periods ended December 31, 2024 and 2023, due to the effects of foreign translation gains and losses.

Recent accounting pronouncements not yet adopted

New accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt-Debt with Conversion and Other Options (“Subtopic 470-20”) (“ASU No. 2024-04”), which intends to clarify the conditions in which induced conversion applies to convertible debt by outlining three criteria that must be met for an entity to apply the induced conversion model. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“Subtopic 220-40”). This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for annual periods beginning after December 15, 2026, for interim reporting periods beginning after December 15, 2027, with early adoption is permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent adopted accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of the guidance in the first quarter of 2024 did not have a material impact on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures (“ASU No. 2023-07”), which intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU No. 2023-07 on January 1, 2024 retrospectively and the adoption did not have a material effect on the Company’s consolidated financial statements. Refer to the Segments section in Note 14, Segment Reporting, to the consolidated financial statements for further details.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Computers
($)
Cost
At December 31, 2022	246,719
Disposals	(222,468)
At December 31, 2023	24,251
Disposals	(247)
At December 31, 2024	24,004
Accumulated amortization
At December 31, 2022	152,476
Amortization for the period	23,754
Disposals	(154,184)
At December 31, 2023	22,316
Amortization for the period	1,688
Disposals	-
At December 31, 2024	24,004

Carrying amounts
At December 31, 2023	1,935
At December 31, 2024	-

The Company recorded depreciation expense of $1,688 and $23,574 for the twelve months ended December 31, 2024 and 2024, respectively.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

4.

NON-CONTROLLING INTEREST IN VERSUS LLC

The Company holds an 81.9% ownership interest in Versus LLC, a privately held limited liability company organized under the laws of the state of Nevada. The Company consolidates Versus LLC as a result of having full control over the voting shares. Versus LLC is a technology company that is developing a business-to-business software platform that allows video game publishers and developers to offer prize-based matches of their games to their players.

The net loss for Versus, LLC for the year ended December 31, 2024 and 2023 was $2,942,021 and $5,442,876, respectively. The net income (loss) attributable to the non-controlling interest for the year ended December 31, 2024 and 2023 was $(532,505) and $(985,160), respectively

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of December 31, 2024 and December 31, 2023.

	2024	2023
Non-controlling interest percentage	18.1%	18.1%
	($)	($)
Assets
Current	3,310,563	1,011,636
Non-current	-	2,822,122
	3,310,563	3,833,758

Liabilities
Current	2,062	518,701
Non-current	45,533,471	39,774,321
	45,535,533	40,293,022
Net liabilities	(42,224,970)	(36,449,264)
Non-controlling interest	(7,920,052)	(7,387,547)
Net loss	(2,942,021)	(5,442,876)
Net loss attributed to non-controlling interest	(532,505)	(985,160)

5.	INTANGIBLE ASSETS

Intangible assets were comprised of a business-to-business software platform that allows video game publishers and developers to offer prize-based matches of their games to their players. The Company continued to develop new apps, therefore additional costs were capitalized during the years ended December 31, 2023. During the year ended December 31, 2023, the Company completed an impairment analysis of its intangible assets and concluded the assets were impaired. As a result, the Company impaired the remaining carrying value of the intangible assets in the amount of $3,968,332. Prior to the full impairment, the Company had gross carrying values of $14,734,942, $3,170,966, $420,833, and $1,209,861 for the Company’s software, customer relationships, tradename and developed technology, respectively. The Company’s gross carrying values were netted against the accumulated amortization of $11,311,681, $1,425,112, $0, and $1,064,907 for the Company’s software, customer relationships, tradename and developed technology, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities are comprised of the following:

	December 31, 2024	December 31, 2023
	($)	($)
Accounts payable	26,288	82,579
Due to related parties	-	177,500
Accrued liabilities	-	26,348
	26,288	286,427

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

7.	NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2023, the Company repaid $64,550 of principal. As at December 31, 2023, the Company had recorded $23,456 in accrued interest which was included in accounts payable and accrued liabilities.

During the year ended December 31, 2024, the Company recorded finance expense of $0 (December 31, 2023 - $60,770), related to bringing the notes to their present value.

Amount
($)
Balance, December 31, 2022	2,604,713
Foreign currency adjustment	(35,380)
Repayments	(2,519,835)
Cancellation of remaining debt	(49,498)
Balance, December 31, 2023	-

8.	RELATED PARTY TRANSACTIONS

On October 7, 2024, the Company entered into a Business Funding Agreement (the “Funding Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), pursuant to which ASPIS agreed to make a $2,500,000 investment in the Company. ASPIS, an affiliate of the Company’s largest shareholder—Cronus Equity Capital Group, LLC (“CECG”)—is a cloud-based mobile endpoint cyber security technology company for anti-tapping and anti-hacking within the government, finance, gaming and social media sectors. CEGC holds approximately 20.20% of the outstanding common shares of the Company based on the amount of Company common shares issued and outstanding as of December 31, 2024. See Note 9.

9.	CONVERTIBLE DEBT

In October 2024, we issued $2.5 million of a 10.0% Convertible Senior Promissory Notes due in October 2025 (the “Senior Note”) in a private placement transaction. The Senior Note is convertible into shares of common stock and common stock warrants, or a combination of shares of common stock and common stock warrants and bear interest at 10%. The holder of the note may convert to cash upon maturity in October 2025 or upon an event of default, unpaid principal and accrued and unpaid interest become immediately due and payable. The holder of the Note may elect to convert the Note into shares of common stock of the Company prior to maturity at $1.16 a share. The outstanding balance due under the Note and any accrued and unpaid interest shall automatically convert into shares of Company’s common stock at the $1.16 a share. The Company incurred $106,768 of debt issuance cost attributed to the Senior Note.

On December 24, 2024, the Senior Note Holder converted the outstanding Senior Note into 2,155,172 shares of common stock and 1,077,586 common stock warrants at an exercise price of $4.00 per share. The warrants were deemed to be equity classified, therefore the book value of the Senior Note was converted to equity and recorded within additional paid in capital on the consolidated balance sheet.

Interest expense recognized related to the Senior Note was $17,795 for the year ended December 31, 2024.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

10.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue an unlimited number of Class A Shares. The Class A Shares do not have any special rights or restrictions attached. As of December 31, 2024 and 2023, there were 0 and 0 Class A Shares issued and outstanding, respectively. The Class A shares were converted to common shares on December 22, 2023.

b)	Issued share capital

During the year ended December 31, 2024, the Company:

i)	Issued 2,155,172 shares at a price of $1.16 per share for total proceeds of $2,500,000 as a result of the conversion of the Senior Note, net of issuance cost of $106,768.

ii)	Issued 240,490 common shares pursuant to exercise of 240,490 warrants at a price of $3.68 per share for total proceeds of $885,003.

During the year ended December 31, 2023, the Company:

i)	Issued 156,238 shares at a price of $14.40 per share for total proceeds of $2,250,000 in a registered direct offering. In connection with the offering, the Company incurred $226,545 in issuance costs as part of the transaction.

ii)	Issued 283,875 common shares pursuant to exercise of 283,875 warrants at a price of $17.37 per share for total proceeds of $4,561,200.

iii)	Issued 815,217 shares at a price of $3.68 per share for total proceeds of $3,000,000 in a registered direct offering. In connection with the offering, the Company incurred $453,345 in issuance costs as part of the transaction.

ix)	Issued 989,903 shares at a price of $2.59 per share for total proceeds of $2,562,660 in a private placement.

xi)	Issued 21 shares upon the conversion of Class A shares.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 10% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

10.	SHARE CAPITAL (continued)

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Outstanding – December 31, 2022	14,238	594.08
Granted	25,000	14.40
Exercised	-	-
Forfeited	(10,247)	392.60
Outstanding – December 31, 2023	28,990	165.38
Forfeited	(26,435)	135.62
Outstanding – December 31, 2024	2,555	64.99

During the year ended December 31, 2023, no stock options were granted by the Company, and the Company recorded share-based compensation of $160,865 relating to options vested during the period. As of December 31, 2024, there was approximately none of unrecognized compensation cost related to outstanding unvested stock options.

During the year ended December 31, 2023, 25,000 stock options were granted by the Company, and the Company recorded share-based compensation of ($1,452,380) relating to options vested during the period.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

	December 31, 2024	December 31, 2023
Risk-free interest rate	-	3.93%
Expected life of options	-	3.69 years
Expected dividend yield	-	Nil
Volatility	-	132.65%

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

10.	SHARE CAPITAL (continued)

d)	Warrants outstanding

During the year ended December 31, 2024, the Company:

i)	Issued 1,077,586 warrants in conjunction with the conversion of the Senior Note issuance, with an exercise price of $4.00 per share.

During the year ended December 31, 2023, the Company:

iv)	Issued 10,938 placement agent warrants in conjunction with a registered direct offering on February 2, 2023, with an exercise price of $14.40 per share.

v)	Issued 815,217 warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $3.68 per share.

vi)	Issued 24,457 placement agent warrants in conjunction with a public offering on October 17, 2023, with an exercise price of $4.05 per share.

The Company used the following assumptions in calculating the fair value of the warrants for the period ended:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.43%	4.13% - 4.49%
Expected life of warrants	5 years	2.06 – 4.80 years
Expected dividend yield	Nil	Nil
Volatility	132.78%	132.78%
Weighted average fair value per warrant	$1.71	$4.69

At December 31, 2024, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 20, 2026(1)	7,030	1,800.00	1.06
February 28, 2027	20,689	460.80	2.16
December 6, 2027	13,781	20.00	2.93
December 9, 2027	9,876	17.60	2.94
January 18, 2028	25,906	124.80	3.05
February 2, 2028	10,938	14.40	3.10
October 17, 2028	543,468	3.68	3.80
October 17, 2028	24,457	4.05	3.80
December 24, 2029	1,077,586	4.00	4.92
	1,733,741	32.36	4.45

(1)	Unit A warrant balance is 7,030 as of December 31, 2024 and 2023.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

11.	INCOME TAXES

a)	Provision for Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2024	2023
Domestic	$(3,019,430)	$(8,925,899)
Foreign	(1,531,180)	(1,586,258)
Total	$(4,550,610)	$(10,512,157)

For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s provision (benefit) for income taxes at the effective tax rate, a notional 27% tax rate was applied as follows:

	2024	2023
	($)	($)
Loss before income taxes for the year	(4,550,610)	(10,512,157)

Income tax at federal statutory rate	(1,248,000)	(2,838,000)
Increase (decrease) in tax resulting from:
Change in statutory, foreign tax, foreign exchange rates and other	185,000	536,000
Permanent differences	36,000	(218,000)
Foreign exchange	732,000	-
California minimum tax	800	-
Late filing penalty	24,426	-
Change in unrecognized deductible temporary differences	125,000	2,686,000
Other	169,000	(166,000)
Income tax expense	24,226	-

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2024, and 2023 is primarily attributable to the difference between the U.S. and foreign tax rates, true up of deferred taxes, other non-deductible permanent items, and change in valuation allowance. Note that the statutory rate will be the US rate as the parent (filer) is domiciled in United States as of December 31, 2024.

The net deferred tax assets (liabilities) are comprised of the following:

	2024	2023(1)
	($)	($)
Deferred tax assets:
Non-capital losses carry-forward	18,198,000	15,769,000
Share issuance costs	733,000	733,000
Other deferred	51,000	1,000
Allowable capital losses	3,350,000	3,635,000
Property and equipment	55,000	77,000
Valuation allowance	(22,387,000)	(20,215,000)
Total deferred income taxes	-	-

(1)	Certain adjustments have been made to the numbers reported in the Form 10-K for the year ended December 31, 2023, to reflect the revision of immaterial presentation errors in the prior period primarily due to the incorrect recognition of a deferred tax asset and offsetting valuation allowance for the Company’s exploration and evaluation assets and intangible assets.

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2024 and 2023, a valuation allowance of $22.4 million and $22.3 million, respectively, has been recorded.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

11.	INCOME TAXES (continued)

As of December 31, 2024, the Company has accumulated federal and Canadian net operating loss (“NOL”) carryforwards of $80.3 million and $12.4 million, respectively.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 therefore the ability to offset taxable income in the future may be impacted by ownership changes occurring prior to December 31, 2024. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company’s tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company’s effective tax rate.

The significant components of the Company’s temporary differences, unused tax credits and unused tax losses that have not been included on the consolidated balance sheets are as follows:

Temporary Differences	2024	Expiry Date Range	2023	Expiry Date Range
	($)		($)
Non-capital losses available for future periods - US	48,716,000	2036 to indefinite	45,697,000	2036 to indefinite
Non-capital losses available for future periods - Canada	24,393,000	2026 to 2044	22,862,000	2026 to 2043
Allowable capital losses	13,643,000	No expiry date	13,463,000	No expiry date
Property and equipment	280,000	No expiry date	280,000	No expiry date
Intangible assets	9,747,000	No expiry date	9,747,000	No expiry date
Exploration and evaluation assets	5,446,000	No expiry date	5,446,000	No expiry date
Share issuance costs	2,715,000	No expiry date	2,715,000	No expiry date

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

Tax attributes are subject to review, and potential adjustment, by tax authorities. The Company files income tax returns with Canada, U.S. and state governments. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years before 2022.

12.	SEGMENT REPORTING

Our chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net loss to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net loss are interest income, other expense, net and the provision for income taxes, which are reflected in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheet as total assets.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2024 through March 31, 2025, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto, except the below:

In January 2025 the Company was notified by ASPIS that the acceptance of the Company’s technology per the License Agreement would be delayed as ASPIS would not be ready to perform any implementation services for the license.