Form 10-Q
period 2025-03-31
Versus Systems Inc.
filed 2025-05-15
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-39885

VERSUS SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-4542599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 South DuPont Hwy. Dover, DE	19901
(Address of principal executive office)	(Zip Code)

(604) 639-4457

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	VS	The Nasdaq Capital Market
Unit A Warrants	VSSYW	The Nasdaq Capital Market

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

As of May 12, 2025, there were 4,901,677 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Versus Systems Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2025	2024
	($)	($)
ASSETS
Current assets
Cash	2,432,219	3,065,914
Prepaids	296,388	469,646
Total current assets	2,728,607	3,535,560
Total assets	2,728,607	3,535,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	2,062	26,288
Total current liabilities	2,062	26,288
Total liabilities	2,062	26,288

Commitments and Contingencies (Note 7)
Stockholders’ equity
Common stock and additional paid in capital, no par value. Unlimited authorized shares; 4,901,677 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	150,953,018	150,587,018
Accumulated other comprehensive income	326,409	318,659
Accumulated deficit	(140,438,099)	(139,476,353)
	10,841,328	11,429,324
Non-controlling interest	(8,114,783)	(7,920,052)
Total stockholders’ equity	2,726,545	3,509,272
Total liabilities and stockholders’ equity	2,728,607	3,535,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	($)	($)
REVENUES
Revenues	199,347	26,503
Cost of revenues	8,223	24,046
Gross margin	191,124	2,457

EXPENSES
Research and development	6,149	39,412
Selling, general and administrative	1,357,736	1,464,481
Total operating expenses	1,363,885	1,503,893

Operating loss	(1,172,761)	(1,501,436)
Other income/(expense), net	16,284	(247)
Loss before provision	(1,156,477)	(1,501,683)
Provision for income taxes	-	-
Net loss	(1,156,477)	(1,501,683)
Less: Net loss attributable to non-controlling interest	194,731	173,292
Net loss attributable to Versus Systems, Inc. Shareholders	(961,746)	(1,328,391)

Per Share Data:
Basic and diluted earnings per share to shareholders	(0.20)	(0.51)
Weighted average shares - basic and diluted	4,901,677	2,506,015

Comprehensive income (loss)
Net loss	(1,156,477)	(1,501,683)
Other comprehensive income (loss), net of tax
Change in foreign currency translation, net of tax	(7,750)	39,691
Total comprehensive loss	(1,164,227)	(1,461,992)

Less: comprehensive income attributable to non-controlling interest	194,731	173,292
Comprehensive loss attributable to shareholders	$(969,496)	$(1,288,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non-controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
						-
Balance at December 31, 2023	2,506,015	-	134,075,745	-	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841
Stock-based compensation	-	-	-	-	160,865	-	-	160,865	-	160,865
Cumulative translation adjustment	-	-	-	-	-	(39,691)	-	(39,691)	-	39,691)
Net loss	-	-	-	-	-	-	(1,328,391)	(1,328,391)	(173,292)	(1,501,683)
Balance at March 31, 2024	2,506,015	-	134,075,745	-	13,215,243	208,596	(127,101,220)	15,174,171	(6,535,081)	8,639,090

Balance at December 31, 2024	4,901,677	-	134,075,745	-	16,511,273	318,659	(139,476,353)	11,429,324	(7,920,052)	3,509,272
Cumulative translation adjustment	-	-	-	-	-	7,750	-	7,750	-	7,750
Stock-based compensation	-	-	-	-	366,000	-	-	366,000	-	366,000
Net loss	-	-	-	-	-	-	(961,746)	(961,746)	(194,731)	(1,156,477)
Balance at March 31, 2025	4,901,677	-	134,075,745	-	16,877,273	326,409	(140,438,099)	10,841,328	(8,114,783)	2,726,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
	($)	($)
Cash flows from operating activities

OPERATING ACTIVITIES
Net Loss	(1,156,477)	(1,501,683)
Adjustments to reconcile net loss to net cash:
Stock-based compensation	366,000	160,865
Changes in operating assets and liabilities:
Receivables	-	5,568
Prepaids	173,258	(280,214)
Deferred revenue	-	(19,550)
Accounts payable and accrued liabilities	(24,226)	(122,897)
Cash used in operating activities	(641,445)	(1,757,911)

Effect of foreign exchange	7,750	(38,740)
Change in cash during the period	(633,695)	(1,796,651)
Cash - Beginning of period	3,065,914	4,689,007
Cash - End of period	2,256,219	2,892,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

In September 2024 the Company closed down its operations within the United Kingdom, Versus Systems UK, Ltd.

Going Concern

These condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of March 31, 2025, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These condensed consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	BASIS OF PRESENTATION

Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

In the opinion of our management, the information in these condensed consolidated financial statements reflects all adjustments, all of which are of a normal and recurring nature necessary for a fair statement of the financial position and results of operations for the reported interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Use of estimates

The preparation of these condensed interim consolidated statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions are continually evaluated and are based on historical experience and management’s assessment of current events and other facts and circumstances that are considered to be relevant. Actual results could differ from these estimates.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options as of March 31, 2025 totaled 401,633 ( March 31, 2024 – 18,509) and warrants excluded from diluted loss per share as of March 31, 2025 totaled 1,733,741 (March 31, 2024 – 896,645).

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the three months ended March 31, 2025 the Company recognized $176,000 attributed to professional services.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

License Revenue

The Company entered into a Technology License and Software Development Agreement (the “License Agreement”) in October 2024 which provides for the Company to license its gamification, engagement and QR code technology to ASPIS for use in ASPIS’s website business and for development of additional functionality for Versus’ technology.

Pursuant to the License Agreement, the Company granted ASPIS a license to use Versus’ technology in ASPIS’s website business that provides cybersecurity technology. ASPIS will pay for any required technology modifications, improvements and developments to Versus’ technology in addition to a license fee of $165,000 per month. The Company will retain ownership of Versus’ technology and ASPIS will hold an exclusive license to use Versus’ technology in the cybersecurity industry so long as ASPIS continues to pay the monthly license fee. The License Agreement has an initial term of one year with successive renewal terms of one year each upon ASPIS’s written approval, subject to earlier termination by the Company or ASPIS.

We recognize revenue when the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the grant of use is recognized in the first period of the contract term in which the license agreement is in force. For the three months ended March 31, 2025 no revenue was recognized on our functional IP as the Technology Agreement with ASPIS as the license had not been delivered to ASPIS during the year.

As of March 31, 2025 the Company had not granted ASPIS access to its technology for use in ASPIS’s cybersecurity technology. The Company expects to begin the License Agreement in during the second quarter of 2025.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements not yet adopted

New accounting pronouncements

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

Recent adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of the guidance in the first quarter of 2025 did not have a material impact on our consolidated financial statements and related disclosures.

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

The net loss for Versus, LLC for the three-month periods ended March 31, 2025 and 2024 was $1,075,861 and $957,415, respectively. The net loss attributable to the non-controlling interest for the three-month periods ended March 31, 2025 and 2024 was $194,731 and $173,292, respectively

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025	December 31, 2024
Non-controlling interest percentage	18.1%	18.1%
	($)	($)
Assets
Current	2,584,050	3,310,563
Non-current	-	-
	2,584,050	3,310,563

Liabilities
Current	2,062	2,062
Non-current	45,743,471	45,533,471
	45,745,533	45,535,533
Net liabilities	(43,161,483)	(42,224,970)
Non-controlling interest	(8,114,783)	(7,920,052)

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue an unlimited number of Class A Shares. The Class A Shares do not have any special rights or restrictions attached., respectively. The Class A shares were converted to common shares on March 31, 2025, and as of December 31, 2024, there were 0 Class A Shares issued and outstanding.

b)	Issued share capital

During the three-month periods ended March 31, 2025 and 2024, the Company did not issue share capital.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 10% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2024	2,555	64.99
Granted	399,078	2.18
Exercised	-	-
Forfeited	-	-
Balance – March 31, 2025	401,633	64.99

For the three months ended March 31, 2025 and 2024 the Company recorded share-based compensation of $366,000 and $160,865, respectively, relating to options vested during the period. The remaining share-based compensation to be recognized is over the vesting term of the unvested options is $258,000 as of March 31, 2025.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

	March 31, 2025	March 31, 2024
Risk-free interest rate	4.03%	3.93%
Expected life of options	5 years	3.38 years
Expected dividend yield	Nil	Nil
Volatility	98.83%	132.65%

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	SHARE CAPITAL (continued)

d)	Share purchase warrants

During the year ended December 31, 2024, the Company:

i)	Issued 1,077,586 common stock warrants in conjunction with the conversion of the Senior Note issuance, with an exercise price of $4.00 per share.

At March 31, 2025, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 20, 2026(1)	7,030	1,800.00	0.83
February 28, 2027	20,689	460.80	1.92
December 6, 2027	13,781	20.00	2.67
December 9, 2027	9,876	17.60	2.67
January 18, 2028	25,906	124.80	2.83
February 2, 2028	10,938	14.40	2.83
October 17, 2028	543,468	3.68	3.33
October 17, 2028	24,457	4.05	3.33
December 24, 2029	1,077,586	4.00	4.42
	1,733,741	18.71	3.96

(1)	Unit A warrant balance is 7,030 as of March 31, 2025.

6.	SEGMENT REPORTING

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

7.	COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in other legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of ordinary course litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on its business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of March 31, 2025 through May 15, 2025, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed interim consolidated financial statements or disclosure in the notes thereto.

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

Our customers mostly sports teams (Professional and Collegiate), venues (Arenas, Football Stadiums, Baseball Stadiums), and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At March 31, 2025 and December 31, 2024, we had two active customers.

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

Operating Results

Comparison of Results of Operations for the Three-Month periods ended March 31, 2025 and March 31, 2024

The following table summarizes our results of operations for the three month periods ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024

Statement of Operations and Comprehensive Loss Data:
Revenue	$199,347	$26,503
Cost of revenues	8,223	24,046
Gross Margin	191,124	2,457

Expenses
Research and development	6,149	39,412
Selling, general and administrative	1,357,736	1,464,481
Total Operating Expenses	1,363,885	1,503,893
Operating loss	(1,172,761)	(1,501,436)
Other income/(expense)	16,284	(247)
Net loss	(1,156,477)	(1,501,683)

Revenue

Revenue was $199,347 for the three month period ended March 31, 2025, representing an increase of $172,844, or 652%, from $26,403 for the three month period ended March 31, 2024. The increase was primarily due to consulting services attributed to the ASPIS arrangement which accounted for approximately $176,000 during the three months ended March 31, 2025.

Cost of revenues

Cost of revenues was $8,223 for the three month period ended March 31, 2025, representing a decrease of $15,823, or 66%, from $24,046 for the three month period ended March 31, 2024. The decrease was primarily due to significant reductions in staff related to our company restructuring and third-party support.

Research and development

Research and development was $6,149 for the three month period ended March 31, 2025, representing a decrease of $33,263, or 84%, from $39,412 for the three month period ended March 31, 2024. The decrease was primarily due to a reduction in staffing levels, including a large portion of our engineering staff, and a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $1,357,736 for the three month period ended March 31, 2025, representing a decrease of $106,745, or 7%, from $1,464,481 for the three month period ended March 31, 2024. The decrease was primarily due to a decrease in administrative employees and professional fees.

Loss from Operations

Loss from operations was $1,172,761 for the three month period ended March 31, 2025, representing a decrease of $328,675, or 22%, from $1,501,436 for the three month period ended March 31, 2024. The decrease was primarily the result of decreased spend on professional fees and headcount.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

We had cash of $2,432,219 and a working capital balance of $2,726,545 as at March 31, 2025, compared to a cash position of $3,065,914 and working capital balance of $3,509,272 as at December 31, 2024. The decrease in our cash position and decrease in working capital balance was related to using cash to fund operations and ongoing losses.

Our financial condition and liquidity is and will continue to be influenced by a variety of factors, including:

●	our ability to generate cash flows from our operations;

●	future indebtedness and the interest we are obligated to pay on this indebtedness;

●	the availability of public and private debt and equity financing; and

●	our capital expenditure requirements.

Overview

Since inception, we have incurred significant operating losses. For the three months ended March 31, 2025 and 2024, we incurred net losses of approximately $1.2 million and $1.5 million, respectively. During such periods, we have financed our operations primarily through an initial public offering of our common shares in January 2021 and subsequent public offerings, registered direct offerings, convertible debt, warrant exercises and private placements. In October 2024 warrant holders exercised $0.9 million of warrants into common stock. Also, in November and December 2024 the Company raised $2.5 million of convertible debt. Our cash and cash equivalents as of March 31, 2025 was $2.4 million. Our primary cash needs are for working capital requirements, capital expenditures and to fund our operations.

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

Cash Flows

The following summarizes the key components of our cash flows for the three month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash used in operating activities	$(641,445)	$(1,757,911)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Effect of foreign exchange	7,750	(38,740)
Net decrease in cash and cash equivalents	$(633,695)	$(1,796,651)

Operating Activities

Net cash used in operating activities for the three month period ended March 31, 2025 was $641,445 as compared to $1,757,911 for the three month period ended March 31, 2024. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss of $345,206, increase of stock-based compensation of $205,135 and a decrease of working capital accounts of $566,125.

Investing Activities

No cash was used in or provided by investing activities for the three months ended March 31, 2025 and 2024, respectively.

Financing Activities

No cash was used in or provided by financing activities for the three months ended March 31, 2025 and 2024, respectively.

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

During the three months ended March 31, 2025, the Company recognized $176,000 attributed to professional services.

License Revenue

We recognize revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the grant of use is recognized in the first period of the contract term in which the license agreement is in force. For the three months ended March 31, 2025, no revenue was recognized on our functional IP as the Technology Agreement with ASPIS as the license had not been delivered to ASPIS during the year.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our chief executive officer and chief financial officer, has concluded that, as of March 31, 2025, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Other than as set for below, there have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (our “Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face, and additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common shares could decline and you could lose part or all of your investment.

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

VERSUS SYSTEMS INC.

Date: May 15, 2025	/s/ Luis Goldner
Luis Goldner
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	/s/ Geoff Deller
Geoff Deller
Chief Financial Officer
(Principal Financial and Accounting Officer)