Form 10-Q
period 2025-06-30
Versus Systems Inc.
filed 2025-08-14
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-39885

VERSUS SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4542599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 South DuPont Hwy. Dover, DE	19901
(Address of principal executive office)	(Zip Code)

(604) 639-4457

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	VS	The Nasdaq Capital Market
Unit A Warrants	VSSYW	The Nasdaq Capital Market

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

As of August 12, 2025, there were 4,901,677 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Versus Systems Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2025	2024
	($)	($)
ASSETS
Current assets
Cash	1,682,256	3,065,914
Contract asset, net – related party	1,650,000	-
Accounts receivable, net – related party	330,000	-
Prepaids	179,977	469,646
Total current assets	3,842,233	3,535,560
Total assets	3,842,233	3,535,560

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	34,187	26,288
Total current liabilities	34,187	26,288
Total liabilities	34,187	26,288
Commitments and Contingencies (Note 7)
Stockholders’ equity
Common stock and additional paid in capital, no par value. Unlimited authorized shares; 4,901,677 common shares and no Class A shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	150,974,494	150,587,018
Accumulated other comprehensive income	443,973	318,659
Accumulated deficit	(139,765,764)	(139,476,353)
	11,652,703	11,429,324
Non-controlling interest	(7,844,657)	(7,920,052)
Total stockholders’ equity	3,808,046	3,509,272
Total liabilities, non-controlling interest and stockholders’ equity	3,842,233	3,535,560

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($)	($)	($)	($)
REVENUES
Revenues	-	26,937	23,348	53,440
Revenues – related party	1,980,000	-	2,156,000	-
Cost of revenues	8,222	16,231	16,446	40,277
Gross margin	1,971,778	10,706	2,162,902	13,163

EXPENSES
Research and development	6,219	67,203	12,368	106,615
Selling, general and administrative	1,026,758	1,443,171	2,384,494	2,907,652
Total operating expenses	1,032,977	1,510,374	2,396,862	3,014,267

Operating income (loss)	938,801	(1,499,668)	(233,960)	(3,001,104)
Other income (expense), net	3,660	(74)	19,944	(321)
Income (loss) before provision for income taxes	942,461	(1,499,742)	(214,016)	(3,001,425)
Provision for income taxes	-	-	-	-
Net income (loss)	942,461	(1,499,742)	(214,016)	(3,001,425)
Less: net income (loss) attributable to non-controlling interest	270,126	(156,197)	75,396	(329,489)
Net income (loss) attributed to Versus Systems, Inc. Shareholders	672,335	(1,343,545)	(289,412)	(2,671,936)

Per Share Data:
Basic and diluted earnings (loss) per share to shareholders	0.14	(0.54)	(0.06)	(1.07)
Weighted average shares - basic	4,901,677	2,506,015	4,901,677	2,506,015

Diluted earnings (loss) per share to shareholders	0.14	(0.54)	(0.06)	(1.07)
Weighted average shares - diluted	4,927,369	2,506,015	4,901,677	2,506,015

Comprehensive income (loss):
Net income (loss)	942,461	(1,499,742)	(214,016)	(3,001,425)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation, net of tax	(117,564)	121,174	(125,314)	160,865
Total comprehensive income (loss)	824,897	(1,378,568)	(339,330)	(2,840,560)

Less: comprehensive loss (income) attributable to non-controlling interest	(270,126)	156,197	(75,396)	329,489
Comprehensive income (loss) attributable to shareholders	$554,771	$(1,222,371)	$(414,726)	$(2,511,071)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2024	4,901,677	-	134,075,745	-	16,511,273	318,659	(139,476,353)	11,429,324	(7,920,052)	3,509,272

Stock-based compensation	-	-	-	-	366,000	-	-	366,000	-	366,000
Cumulative translation adjustment	-	-	-	-	-	7,750	-	7,750	-	7,750
Net Loss	-	-	-	-	-	-	(961,746)	(961,746)	(194,731)	(1,156,477)

March 31, 2025	4,901,677	-	134,075,745	-	16,877,273	326,409	(140,438,099)	10,841,328	(8,114,783)	2,726,545
Stock-based compensation	-	-	-	-	21,476	-	-	21,746	-	21,746
Cumulative translation adjustment	-	-	-	-	-	117,564	-	117,564	-	117,564
Net Income	-	-	-	-	-	-	672,335	672,335	270,126	942,461

Balance at June 30, 2025	4,901,677	-	134,075,745	-	16,898,749	443,973	(139,765,764)	11,652,703	(7,844,657)	3,808,046

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	2,506,015	-	134,075,745	-	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841

Stock-based compensation	-	-	-	-	160,865	-	-	160,865	-	160,865
Cumulative translation adjustment	-	-	-	-	-	(39,691)	-	(39,691)	-	(39,691)
Net loss	-	-	-	-	-	-	(1,328,391)	(1,328,391)	(173,292)	(1,501,683)

March 31, 2024	2,506,015	-	134,075,745	-	13,215,243	208,596	(136,762,413)	10,737,171	(7,560,839)	3,176,332
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	121,174	-	121,174	-	121,174
Net loss	-	-	-	-	-	-	(1,343,545)	(1,343,545)	(156,197)	(1,499,742)

Balance at June 30, 2024	2,506,015	-	134,075,745	-	13,215,243	329,770	(138,105,958)	9,514,800	(7,717,036)	1,797,764

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	($)	($)
Cash flows from operating activities
Net loss	(214,016)	(3,001,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	387,476	160,865
Changes in operating assets and liabilities:
Receivables – related party	(330,000)	7,972
Contract asset – related party	(1,650,000)	-
Prepaids	289,669	(753,184)
Deferred revenue	-	(25,718)
Accounts payable and accrued liabilities	7,899	(262,821)
Net cash used in operating activities	(1,508,972)	(3,874,311)

Effect of foreign exchange on cash	125,314	91,219
Change in cash during the period	(1,383,658)	(3,783,092)
Cash - Beginning of period	3,065,914	4,689,007
Cash - End of period	1,682,256	905,915

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN

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

In September 2024 the Company closed down its operations within the United Kingdom, Versus Systems UK, Ltd.

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of June 30, 2025, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These condensed interim consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed interim consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

In the opinion of our management, the information in these condensed interim consolidated financial statements reflects all adjustments, all of which are of a normal and recurring nature necessary for a fair statement of the financial position and results of operations for the reported interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

There have been no material changes to the accounting policies discussed in Note 2 to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

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

Use of estimates

The preparation of these condensed consolidated statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements. Estimates and assumptions are continually evaluated and are based on historical experience and management’s assessment of current events and other facts and circumstances that are considered to be relevant. Actual results could differ from these estimates.

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made. These estimates and assumptions include valuing equity securities in share-based payments and warrants.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options as of June 30, 2025 totaled 401,633 ( June 30, 2024 – 15,130) and warrants excluded from diluted loss per share as of June 30, 2025 totaled 1,733,741 (June 30, 2024 – 896,645).

Share-based compensation

The Company grants stock options to acquire common shares of the Company to directors, officers, employees and consultants. An individual is classified as an employee when the individual is an employee for legal or tax purposes, or provides services similar to those performed by an employee.

The fair value of stock options is measured on the date of grant, using the Black-Scholes option pricing model, and is recognized over the vesting period on a straight-line basis. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the volatility of the underlying stock, the fair value of the stock and the expected forfeiture rate. Consideration paid for the shares on the exercise of stock options is credited to capital stock.

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

During the six months ended June 30, 2025 the Company recognized $176,000 attributed to professional services. No revenue was recognized attributed to professional services for the three months ended June 30, 2025.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

License Revenue – Related Party

On April 30, 2025, pursuant to the Technology License and Software Development Agreement (the “License Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), the Company delivered a functional license for its gamification, engagement, and QR code technology. ASPIS is an affiliate of the Company’s largest shareholder—Cronus Equity Capital Group, LLC (“CECG”)—which holds approximately 20.20% of the outstanding common shares of the Company as of June 30, 2025.

Under the License Agreement, as amended by the first amendment executed on January 15, 2025, the monthly license fees of $165,000 were due and payable commencing on April 30, 2025 and on the 5th of each subsequent month thereafter for the initial term and subsequent terms of renewal.

Under the License Agreement, as amended by a side letter executed on August 11, 2025, the Initial Term is non-cancellable for twelve (12) months commencing April 30, 2025, with monthly license fees of $165,000 payable regardless of use. ASPIS will pay for any required technology modifications, improvements, and developments to Versus’ technology in addition to the license fee. The Company retains ownership of the technology, and ASPIS holds an exclusive license to use it in the cybersecurity industry so long as ASPIS continues to pay the monthly license fee.

Since the license is a functional license and the performance obligation was satisfied upon delivery on April 30, 2025, the Company recognized the entire transaction price of $1,980,000 as revenue in the quarter ended June 30, 2025. Of this amount, $330,000 was billed and recorded as accounts receivable – related party, representing two months of license fees, and $1,650,000 was recorded as a contract asset – related party for the unbilled portion of the non-cancellable term. The unbilled amounts will be invoiced and collected over the remaining term in accordance with the contract’s billing schedule.

Accounts Receivable, net – Related Party

Accounts receivable are typically unsecured and are derived from revenue earned from customers. They are stated at invoice value less estimated allowances for credit losses. The Company performs ongoing credit evaluations of its customers to determine allowances for potential credit losses and doubtful accounts. As of June 30, 2025, the Company’s receivable balance of $330,000 was attributed to ASPIS and represented two months of license payments at $165,000 per month. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

Contract Assets – Related Party

Contract assets arise when the Company has earned revenue on a contract with a customer prior to billing. As of June 30, 2025, contract assets related to ASPIS totaled $1,650,000, representing the unbilled portion of the twelve-month non-cancellable Initial Term under the License Agreement. Contract assets are recorded on the Company’s consolidated balance sheets net of an allowance for credit losses.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements not yet adopted

New accounting pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“Subtopic 220-40”). This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the condensed consolidated financial statements at interim and annual reporting periods. This ASU will be effective for annual periods beginning after December 15, 2026, for interim reporting periods beginning after December 15, 2027, with early adoption is permitted. We are evaluating the potential impact of this guidance on our condensed consolidated financial statements and related disclosures.

Recent adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of the guidance in the second quarter of 2025 did not have a material impact on our condensed consolidated financial statements and related disclosures.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future condensed consolidated financial statements.

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

The net income (loss) for Versus, LLC for the three-month periods ended June 30, 2025 and 2024 was $1,492,412 and $(862,967), respectively. The net income (loss) attributable to the non-controlling interest for the three month periods ended June 30, 2025 and 2024 was $270,126 and $(156,197), respectively. The net income (loss) for Versus, LLC for the six month periods ended June 30, 2025 and 2024 was $416,551 and $(1,820,382), respectively. The net income (loss) attributable to the non-controlling interest for the six month periods ended June 30, 2025 and 2024 was $75,396 and $(329,489), respectively.

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of June 30, 2025 and December 31, 2024, respectively.

	June 30, 2025	December 31, 2024
Non-controlling interest percentage	18.1%	18.1%
	($)	($)
Assets
Current	3,759,869	3,310,563
Non-current	-	-
	3,759,869	3,310,563

Liabilities
Current	34,187	2,062
Non-current	45,877,726	45,533,471
	45,911,913	45,535,533
Net liabilities	(42,152,044)	(42,224,970)
Non-controlling interest	(7,844,657)	(7,920,052)

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue an unlimited number of common stock. The Company had 4,901,677 shares of common stock outstanding as of June 30, 2025 and December 31, 2024.

b)	Issued share capital

During the six month periods ended June 30, 2025 and 2024, the Company did not issue share capital.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 10% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2024	2,555	64.99
Granted	399,078	2.18
Exercised	-	-
Forfeited	-	-
Balance – June 30, 2025	401,633	2.58
Vested and exercisable	250,383	2.82

For the three months ended June 30, 2025 and 2024 the Company recorded share-based compensation of $21,476 and none, respectively. For the six months ended June 30, 2025 and 2024 the Company recorded share-based compensation of $387,476 and $160,865, respectively, relating to options vested during the period. The remaining share-based compensation to be recognized is over the vesting term of the unvested options is $235,843 as of June 30, 2025. The remaining expense is expected to be recognized over a weighted-average period of approximately 2.75 years.

The fair value of the options granted during the six months ended June 30, 2025 was $1.56 per share. No options were granted during the six months ended June 30, 2024.

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2025 the total intrinsic value of all outstanding options was $59,900.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

	June 30, 2025	June 30, 2024
Risk-free interest rate	4.03%	3.93%
Expected life of options	5 years	3.38 years
Expected dividend yield	Nil	Nil
Volatility	98.83%	132.65%

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	SHARE CAPITAL (continued)

d)	Share purchase warrants

During the year ended December 31, 2024, the Company:

i)	Issued 1,077,586 common stock warrants in conjunction with the conversion of the Senior Note issuance, with an exercise price of $4.00 per share.

At June 30, 2025, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 20, 2026(1)	7,030	1,800.00	0.58
February 28, 2027	20,689	460.80	1.57
December 6, 2027	13,781	20.00	2.32
December 9, 2027	9,876	17.60	2.32
January 18, 2028	25,906	124.80	2.58
February 2, 2028	10,938	14.40	2.58
October 17, 2028	543,468	3.68	3.08
October 17, 2028	24,457	4.05	3.08
December 24, 2029	1,077,586	4.00	4.17
	1,733,741	18.71	3.71

(1)	Unit A warrant balance is 7,030 as of June 30, 2025.

6.	SEGMENT REPORTING

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

The Company has evaluated subsequent events after the balance sheet date of June 30, 2025 through August 14, 2025, the date the condensed consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto.

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

Our customers mostly sports teams (Professional and Collegiate), venues (Arenas, Football Stadiums, Baseball Stadiums), and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At June 30, 2025 and December 31, 2024, we had three active customers.

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

With the acquisition of Xcite Interactive in June 2021, we acquired a number of key pieces of technology and relationships that have helped to drive our engagement and rewards business, including a live events fan engagement business that has partnered with professional sports franchises in the National Football League (“NFL”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”) and others to increase audience engagement using interactive gaming functions like trivia, polling, and casual games that can be played alongside live experiences whether a player is at-home, in a restaurant, or in-venue at the event itself. Our largest customers in 2024 were the Texas Rangers and San Jose Sharks. For the six months ended June 30, 3025 our largest customer is ASPIS, a significant shareholder of the Company.

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

During the period, we have now made some major headway in our new market of Brazil, which we expect to come online and be revenue generating within Q3. Including and not limited to discussions with major soccer franchises, leagues, festival promoters and tennis tournaments. Additionally, we now are using Aspis Cyber Technologies, Inc products to secure the company’s websites and all technology offerings. We have now also embarked upon a project of creating new and more current IP, which will be an ongoing project and bolster our company’s position.

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

Operating Results

Comparison of Results of Operations for the three months ended June 30, 2025 and June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024

Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenue	$-	$26,937
Revenues – related party	1,980,000	-
Cost of revenues	8,222	16,231
Gross margin	1,971,778	10,706

Expenses
Research and development	6,219	67,203
Selling, general and administrative	1,026,758	1,443,171
Total operating expenses	1,032,977	1,510,374
Operating income (loss)	938,801	(1,499,668)
Other income (expense), net	3,660	(74)
Net income (loss)	942,461	(1,499,742)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax	(117,564)	121,174
Total comprehensive income (loss)	$824,897	(1,378,568)

Basic and diluted earnings (loss) per share to shareholders	$0.14	$(0.54)

Revenue

Our revenues are derived primarily from our license with ASPIS and related professional services. Revenue was $1,980,000 for the three month period ended June 30, 2025, representing a increase of $1,953,063, or 7,250%, from $26,937 for the three month period ended June 30, 2024. The increase can be attributed to the recognition of the ASPIS license revenue of $1,980,000.

Cost of revenues

Cost of revenues was $8,222 for the three month period ended June 30, 2025, representing a decrease of $8,222, or 49%, from $16,231 for the three month period ended June 30, 2024. The decrease was due to the decrease in infrastructure needed for the Xcite Interactive.

Research and development

Research and development was $6,219 for the three month period ended June 30, 2025, representing a decrease of $60,984, or 91%, from $67,203 for the three month period ended June 30, 2024. The decrease was primarily due to significant reductions in staff related to our company restructuring in the prior year.

Selling, general and administrative

Selling, general and administrative was $1,026,758 for the three month period ended June 30, 2025, representing a decrease of $416,413, or 29%, from $1,443,171 for the three month period ended June 30, 2024. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees. In addition, there was a reduction in expense due to a one-time severance payment of $305,000 during the three months ended June 30, 2024.

Operating Results

Comparison of Results of Operations for the six month period ended June 30, 2025 and June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024

Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenues	$23,348	$53,440
Revenues – related party	2,156,000	-
Cost of revenues	16,446	40,277
Gross margin	2,162,902	13,163

Expenses
Research and development	12,368	106,615
Selling, general and administrative	2,384,494	2,907,652
Total operating expenses	2,396,862	3,014,267
Operating loss	(233,960)	(3,001,104)
Other income (expense), net	19,944	(321)
Net loss	(214,016)	(3,001,425)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax	(125,314)	160,865
Total comprehensive loss	$(339,330)	(2,840,560)

Basic and diluted loss per share to shareholders	$(0.06)	$(1.07)

Revenue

Our revenues are derived primarily from our license with ASPIS and related professional services. Revenue was $2,179,348 for the six month period ended June 30, 2025, representing an increase of $2,125,908, or 3,978%, from $53,440 for the six month period ended June 30, 2024. The increase can be attributed to the recognition of the ASPIS license revenue and professional services.

Cost of revenues

Cost of revenues was $16,446 for the six month period ended June 30, 2025, representing a decrease of $23,831, or 59%, from $40,277 for the six month period ended June 30, 2024. The decrease was due to the decrease in infrastructure needed for the Xcite Interactive.

Research and development

Research and development was $12,368 for the six month period ended June 30, 2025, representing a decrease of $94,247, or 88%, from $106,615 for the six month period ended June 30, 2024. The decrease was primarily due to significant reductions in staff related to our company restructuring in the prior year.

Selling, general and administrative

Selling, general and administrative was $2,384,494 for the six month period ended June 30, 2025, representing a decrease of $523,158, or 18%, from $2,907,652 for the six month period ended June 30, 2024. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees, offset by a one-time severance payment of $305,000 during the six months ended June 30, 2024.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

We have cash of $1,682,256 and a working capital balance of $3,808,046 as at June 30, 2025, compared to a cash position of $3,065,914 and working capital balance of $3,509,272 as at December 31, 2024. The decrease in our cash related to using cash to fund operations and ongoing losses for the six months ended June 30, 2025 and an increase in working capital balance was due to the account receivable’s owed from ASPIS.

Our financial condition and liquidity is and will continue to be influenced by a variety of factors, including:

●	our ability to generate cash flows from our operations;

●	future indebtedness and the interest we are obligated to pay on this indebtedness;

●	the availability of public and private debt and equity financing;

●	our capital expenditure requirements.

Overview

Since inception, we have incurred significant operating losses. For the six months ended June 30, 2025 and 2024, we incurred net losses of approximately $0.2 million and $3.0 million, respectively. During such periods, we have financed our operations primarily through an initial public offering of our common shares in January 2021 and subsequent public offerings, registered direct offerings, convertible debt, warrant exercises and private placements. In October 2024 warrant holders exercised $0.9 million of warrants into common stock. Also, in November and December 2024 the Company raised $2.5 million of convertible debt. Our cash and cash equivalents as of June 30, 2025 was $1.7 million. Our primary cash needs are for working capital requirements, capital expenditures and to fund our operations.

We are subject to the risks and uncertainties associated with a new business. We believe that our current resources and the expected revenues from operations will be insufficient to fund our planned operations for the next twelve months. The report of our independent registered public accounting firm on our condensed consolidated financial statements for the year ended December 31, 2024 stated that our recurring losses from operations, accumulated deficit as of December 31, 2024, inability to achieve positive cash flows from operations and inability to fund day to day activities through operations indicates that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern.

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

Cash Flows

The following summarizes the key components of our cash flows for the six month period ended June 30, 2025 and 2024:

	Six Month Period Ended June 30, 2025	Six Month Period Ended June 30, 2024
Net cash used in operating activities	$(1,508,972)	$(3,874,311)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Effect of foreign exchange	125,314	91,219
Net decrease in cash and cash equivalents	$(1,383,658)	$(3,783,092)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $1,508,972 as compared to $3,874,311 for the six months ended June 30, 2024. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss of $2,787,409 and prepaids of $1,042,853 off set by an increase of stock-based compensation of $226,611 and an increase in accounts receivable of $1,987,972.

Investing Activities

No cash was used in or provided by investing activities for the six months ended June 30, 2025 and 2024, respectively.

Financing Activities

No cash was used in or provided by financing activities for the six months ended June 30, 2025 and 2024, respectively.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates and assumptions are continually evaluated and are based on historical experience and management’s assessment of current events and other facts and circumstances that are considered to be relevant. Actual results could differ from these estimates.

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

During the three and six months ended June 30, 2025, the Company recognized $176,000 attributed to professional services, respectively.

License Revenue

We recognize revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the grant of use is recognized in the first period of the contract term in which the license agreement is in force. For the three and six month periods ended June 30, 2025, $1,980,000 of revenue was recognized on our functional IP as the Technology Agreement with ASPIS as the license had been delivered to ASPIS during the quarter.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our chief executive officer and chief financial officer, has concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There can be no assurance that we will successfully raise additional capital, that we will improve our operating cash flow, or that we will be able to complete a strategic transaction. If none of those occur, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing a financing, improved operations, or a strategic transaction. In addition, if our board of directors were to approve and recommend a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

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

VERSUS SYSTEMS INC.

Date: August 14, 2025	/s/ Luis Goldner
Luis Goldner
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	/s/ Geoff Deller
Geoff Deller
Chief Financial Officer
(Principal Financial and Accounting Officer)