Form 10-Q/A
period 2025-06-30
Versus Systems Inc.
filed 2025-08-14
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Versus Systems, Inc. (“the Company”) is filing this Amendment No. 1 to correct an inadvertent statement in Note 1 to the interim financial statements contained in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “Original Filing”), which was originally filed with the Securities and Exchange Commissions on August 14, 2025. Specifically, the Company removed a sentence indicating the Company was not in compliance with certain Nasdaq listing standards. The Company was in compliance as of and throughout the periods presented. This correction does not affect any other aspect of the financial statements or the Form 10-Q.

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

PART II

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