Form 10-Q
period 2025-09-30
Versus Systems Inc.
filed 2025-11-14
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 4,901,677 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Versus Systems Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2025	2024
	($)	($)
ASSETS
Current assets
Cash	1,405,628	3,065,914
Contract asset, net – related party	1,166,000	-
Prepaids	201,047	469,646
Total current assets	2,772,675	3,535,560
Intangible assets, net	300,000	-
Total assets	3,072,675	3,535,560

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	2,483	26,288
Total current liabilities	2,483	26,288
Total liabilities	2,483	26,288
Commitments and Contingencies (Note 7)
Stockholders’ equity
Common stock and additional paid in capital, no par value. Unlimited authorized shares; 4,901,677 common shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	150,995,970	150,587,018
Accumulated other comprehensive income	442,640	318,659
Accumulated deficit	(140,303,579)	(139,476,353)
	11,135,031	11,429,324
Non-controlling interest	(8,064,839)	(7,920,052)
Total stockholders’ equity	3,070,192	3,509,272
Total liabilities, non-controlling interest and stockholders’ equity	3,072,675	3,535,560

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($)	($)	($)	($)
REVENUES
Revenues	-	3,848	23,348	57,288
Revenues – related party	-	-	2,156,000	-
Cost of revenues	-	-	16,446	40,277
Gross margin	-	3,848	2,162,902	17,011

EXPENSES
Research and development	14,470	11,462	26,838	118,077
Selling, general and administrative	741,931	521,410	3,126,425	3,429,062
Total operating expenses	756,401	532,872	3,153,263	3,547,139

Operating loss	(756,401)	(529,024)	(990,361)	(3,530,128)
Other income (expense), net	-	73	19,944	(248)
Loss before provision for income taxes	(756,401)	(528,951)	(970,417)	(3,530,376)
Provision for income taxes	(1,596)	-	(1,596)	-
Net loss	(757,997)	(528,951)	(972,013)	(3,530,376)
Less: Net income (loss) attributable to non-controlling interest	(220,182)	31,920	(144,786)	(297,569)
Net income (loss) attributed to Versus Systems, Inc. Shareholders	(537,815)	(560,871)	(827,227)	(3,232,807)

Per Share Data:
Basic and diluted loss per share to shareholders	(0.11)	(0.22)	(0.17)	(1.29)
Weighted average shares – basic and diluted	4,901,677	2,506,015	4,901,677	2,506,015

Comprehensive income (loss):
Net loss	(757,997)	(528,951)	(972,013)	(3,530,376)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation, net of tax	1,333	(52,823)	(123,981)	28,660
Total comprehensive loss	(756,664)	(581,774)	(1,095,994)	(3,501,716)

Less: comprehensive loss (income) attributable to non-controlling interest	(220,182)	31,920	(144,786)	(297,569)
Comprehensive loss attributable to shareholders	$(536,482)	$(613,694)	$(951,208)	$(3,204,147)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2024	4,901,677	-	134,075,745	-	16,511,273	318,659	(139,476,353)	11,429,324	(7,920,052)	3,509,272

Stock-based compensation	-	-	-	-	366,000	-	-	366,000	-	366,000
Cumulative translation adjustment	-	-	-	-	-	7,750	-	7,750	-	7,750
Net Loss	-	-	-	-	-	-	(961,746)	(961,746)	(194,731)	(1,156,477)

March 31, 2025	4,901,677	-	134,075,745	-	16,877,273	326,409	(140,438,099)	10,841,328	(8,114,783)	2,726,545
Stock-based compensation	-	-	-	-	21,476	-	-	21,476	-	21,476
Cumulative translation adjustment	-	-	-	-	-	117,564	-	117,564	-	117,564
Net Income	-	-	-	-	-	-	672,335	672,335	270,126	942,461

Balance at June 30, 2025	4,901,677	-	134,075,745	-	16,898,749	443,973	(139,765,764)	11,652,703	(7,844,657)	3,808,046
Stock-based compensation	-	-	-	-	21,476	-	-	21,476	-	21,476
Cumulative translation adjustment	-	-	-	-	-	(1,333)	-	(1,333)	-	(1,333)
Net loss	-	-	-	-	-	-	(537,815)	(537,815)	(220,182)	(757,997)

Balance at September 30, 2025	4,901,677	-	134,075,745	-	16,920,225	442,640	(140,303,579)	11,135,031	(8,064,839)	3,070,192

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	2,506,015	-	134,075,745	-	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841

Stock-based compensation	-	-	-	-	160,865	-	-	160,865	-	160,865
Cumulative translation adjustment	-	-	-	-	-	(39,691)	-	(39,691)	-	(39,691)
Net loss	-	-	-	-	-	-	(1,328,391)	(1,328,391)	(173,292)	(1,501,683)

March 31, 2024	2,506,015	-	134,075,745	-	13,215,243	208,596	(136,762,413)	10,737,171	(7,560,839)	3,176,332

Cumulative translation adjustment	-	-	-	-	-	121,174	-	121,174	-	121,174
Net loss	-	-	-	-	-	-	(1,343,545)	(1,343,545)	(156,197)	(1,499,742)

Balance at June 30, 2024	2,506,015	-	134,075,745	-	13,215,243	329,770	(138,105,958)	9,514,800	(7,717,036)	1,797,764

Cumulative translation adjustment	-	-	-	-	-	(52,823)	-	(52,823)	-	(52,823)
Net loss	-	-	-	-	-	-	(560,871)	(560,871)	31,920	(528,951)

Balance at September 30, 2024	2,506,015	-	134,075,745	-	13,215,243	276,947	(138,666,829)	8,901,106	(7,685,116)	1,215,990

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
	($)	($)
Cash flows from operating activities

OPERATING ACTIVITIES
Net loss	(972,013)	(3,530,376)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	-	1,688
Share-based compensation	408,952	160,865
Changes in operating assets and liabilities:
Receivables	-	17,468
Contract assets	(1,166,000)	-
Prepaids	268,600	(610,461)
Deferred revenue	-	(33,885)
Accounts payable and accrued liabilities	(23,806)	(260,644)
Cash flows used in operating activities	(1,484,267)	(4,255,345)

INVESTING ACTIVITIES
Purchase of intangible assets	(300,000)	-
Cash flows used in investing activities	(300,000)	-

Effect of exchange rates on cash and cash equivalents	123,981	37,586
Change in cash during the period	(1,660,286)	(4,217,759)
Cash - Beginning of period	3,065,914	4,689,007
Cash - End of period	1,405,628	471,248

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND GOING CONCERN

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

The Company operates within the technology sector, focusing on engagement-enhancing solutions through its proprietary prizing and promotions platform. This technology enables developers and content creators across streaming, live events, broadcast, gaming, and other media to integrate real-world prizes into their experiences, fostering greater consumer interaction and providing a compelling opportunity for brand partners and advertisers.

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

In September 2024 the Company closed down its operations within the United Kingdom, Versus Systems UK, Ltd.

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of September 30, 2025, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These condensed interim consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

Management’s plans include attempting to secure additional required funding through equity or debt financing, if available, seeking to enter into a partnership or other strategic agreement regarding, or sales or out-licensing of, its technology. There can be no assurance that we will be able to obtain required funding in the future. In the absence of additional financing, the Company’s available cash resources would be reduced in the near term, which could require the Company to scale back or temporarily defer certain operating or development activities. Such actions could have a material effect on the Company’s business and relationships with partners. If adequate funding is not secured, the Company may need to explore strategic alternatives, which could include restructuring or other actions that may adversely impact stockholder value. The Company has implemented cost-optimization initiatives, including workforce realignment and prioritization of development programs to align expenditures with near-term strategic objectives. Management believes that continued focus on strategic partnerships, product licensing, and disciplined cost management may provide the Company with opportunities to improve liquidity and position the business for longer-term growth. However, there can be no assurance that such initiatives will be sufficient to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options as of September 30, 2025 totaled 401,557 (September 30, 2024 – 15,130) and warrants excluded from diluted loss per share as of September 30, 2025 totaled 1,733,741 (September 30, 2024 – 896,645).

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

During the nine months ended September 30, 2025 the Company recognized $176,000 attributed to professional services. No revenue was recognized attributed to professional services for the three months ended September 30, 2025.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

License Revenue – Related Party

On April 30, 2025, pursuant to the Technology License and Software Development Agreement (the “License Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), the Company delivered a functional license for its gamification, engagement, and QR code technology. ASPIS is an affiliate of the Company’s largest shareholder—Cronus Equity Capital Group, LLC (“CECG”)—which holds approximately 20.20% of the outstanding common shares of the Company as of September 30, 2025.

Under the License Agreement, as amended by a side letter executed on August 11, 2025 and supported by a legal opinion and confirmation, the Initial Term is non-cancellable for twelve (12) months commencing April 30, 2025, with monthly license fees of $165,000 payable regardless of use. ASPIS will pay for any required technology modifications, improvements, and developments to Versus’ technology in addition to the license fee. The Company retains ownership of the technology, and ASPIS holds an exclusive license to use it in the cybersecurity industry so long as ASPIS continues to pay the monthly license fee.

Since the license is a functional license and the performance obligation was satisfied upon delivery on April 30, 2025, the Company recognized the entire transaction price of $1,980,000 as revenue in the quarter ended June 30, 2025. The unbilled amounts will be invoiced and collected over the remaining term in accordance with the contract’s billing schedule.

The Company invoices ASPIS on a monthly basis with 30 day payment terms. For the nine months ended September 30, 2025 the Company has collected $1,001,000 from ASPIS.

The Company has elected the practical expedient under ASC 606-10-32-18 and does not adjust the consideration for the effects of a significant financing component if the Company expects that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Accounts Receivable, net – Related Party

Accounts receivable are typically unsecured and are derived from revenue earned from customers. They are stated at invoice value less estimated allowances for credit losses. The Company performs ongoing credit evaluations of its customers to determine allowances for potential credit losses and doubtful accounts. The company has confidence in its ability to collect on all contracted revenues earned from customers.

Contract Assets – Related Party

Contract assets arise when the Company has earned revenue on a contract with a customer prior to billing. As of September 30, 2025, contract assets related to ASPIS totaled $1,166,000, representing the unbilled portion of the twelve-month non-cancellable Initial Term under the License Agreement. Contract assets are recorded on the Company’s consolidated balance sheets net of an allowance for credit losses.

Capitalized Software Development Costs

The Company capitalizes the costs of software developed or obtained for internal use in accordance with FASB ASC 350-40, Internal Use Software. Capitalized software development costs consist of costs incurred during the application development stage and include consulting costs for projects that qualify for capitalization. These costs relate to major new functionality. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred.

The Company will amortize the capitalized software development costs on a straight-line basis over the estimated useful life of the software, which is generally three years, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs will be reflected in cost of revenue.

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

The net loss for Versus, LLC for the three month periods ended September 30, 2025 and 2024 was $(1,040,474) and $(361,134), respectively. The net loss attributable to the non-controlling interest for the three month periods ended September 30, 2025 and 2024 was $(188,326) and $(65,365), respectively. The net loss for Versus, LLC for the nine month periods ended September 30, 2025 and 2024 was $(799,924) and $(2,181,516), respectively. The net loss attributable to the non-controlling interest for the nine month periods ended September 30, 2025 and 2024 was $(144,786) and $(394,854), respectively.

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of September 30, 2025 and December 31, 2024, respectively.

	September 30, 2025	December 31, 2024
Non-controlling interest percentage	18.1%	18.1%
	($)	($)
Assets
Current	2,714,267	3,310,563
Non-current	300,000	-
	3,014,267	3,310,563

Liabilities
Current	2,483	2,062
Non-current	45,877,726	45,533,471
	45,880,209	45,535,533
Net liabilities	(42,865,942)	(42,224,970)
Non-controlling interest	(8,064,838)	(7,920,052)

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue an unlimited number of common stock. The Company had 4,901,677 shares of common stock outstanding as of September 30, 2025 and December 31, 2024.

b)	Issued share capital

During the nine month period ended September 30, 2025 and 2024, the Company did not issue share capital.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 10% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2024	2,555	64.99
Granted	399,078	2.18
Exercised	-	-
Forfeited	(76)	-
Balance – September 30, 2025	401,577	2.45
Vested and exercisable	264,057	2.58

For the three months ended September 30, 2025 and 2024 the Company recorded share-based compensation of $21,476 and none, respectively. For the nine months ended September 30, 2025 and 2024 the Company recorded share-based compensation of $408,952 and $160,865, respectively, relating to options vested during the period. The remaining share-based compensation to be recognized is over the vesting term of the unvested options is $214,761 as of September 30, 2025. The remaining expense is expected to be recognized over a weighted-average period of approximately 2.50 years.

The fair value of the options granted during the nine months ended September 30, 2025 was $1.56 per share. No options were granted during the nine months ended September 30, 2024.

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2025 the total intrinsic value of all outstanding options was none.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

September 30, 2025
Risk-free interest rate	4.03%
Expected life of options	5 years
Expected dividend yield	Nil
Volatility	98.83%

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	SHARE CAPITAL (continued)

d)	Share purchase warrants

During the year ended December 31, 2024, the Company issued 1,077,586 common stock warrants in conjunction with the conversion of the Senior Note issuance, with an exercise price of $4.00 per share.

At September 30, 2025, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 20, 2026(1)	7,030	1,800.00	0.33
February 28, 2027	20,689	460.80	1.32
December 6, 2027	13,781	20.00	2.07
December 9, 2027	9,876	17.60	2.07
January 18, 2028	25,906	124.80	2.33
February 2, 2028	10,938	14.40	2.33
October 17, 2028	543,468	3.68	2.83
October 17, 2028	24,457	4.05	2.83
December 24, 2029	1,077,586	4.00	3.92
	1,733,741	18.71	3.46

(1)	Unit A warrant balance is 7,030 as of September 30, 2025.

6.	SEGMENT REPORTING

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

The Company has evaluated subsequent events after the balance sheet date of September 30, 2025 through November 13, 2025, the date the condensed consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the periods ended September 30, 2025 and 2024 in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report and our audited financial statements contained in our most recent Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

Overview

The Company offers a suite of proprietary business-to-business software solutions designed to enhance user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

The Company’s customers primarily include professional and collegiate sports teams, event venues such as arenas and stadiums, and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At September 30, 2025 and December 31, 2024, the Company had three active customers. The Company continues to pursue new customer relationships and expansion opportunities within its core verticals.

The Company’s products are designed to enable end users to be able to earn prizes by registering on our system and completing in-content challenges like trivia, polls, or casual mobile games. Players could use our system to play a variety of games and earn a wide range of prize types, provided by advertisers and sponsors. The Company’s current offerings include the in-venue XEO and Filter Fan Cam (FFC) platforms for live events, as well as the stand-alone “Winfinite” product line that can be used by brands, advertising agencies, and content partners to reach potential customers outside of sports venues, on mobile devices. We also have an IP portfolio that could create future licensing and product development opportunities including our recently allowed Artificial Intelligence (“AI”) and Machine Learning (“ML”) series of patent claims.

With the acquisition of Xcite Interactive in June 2021, we acquired a number of key pieces of technology and relationships that have supported the growth and development of the Company’s engagement and rewards platform, including a live events fan engagement business that has partnered with professional sports franchises in the National Football League (“NFL”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”) and others to increase audience engagement using interactive gaming functions like trivia, polling, and casual games that can be played alongside live experiences whether a player is at-home, in a restaurant, or in-venue at the event itself. The Company’s largest customers in 2024 included the Texas Rangers and the San Jose Sharks. For the nine months ended September 30, 2025, the Company’s largest customer was ASPIS, a significant shareholder and continues to do business with the Texas Rangers. Transactions with ASPIS were conducted on an arm’s-length basis and in accordance with applicable related-party transaction policies.

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

During the period, the Company made progress in establishing operations and partnerships in Brazil, a new target market expected to begin generating revenue in the near term. Discussions have included major soccer franchises, leagues, festival promoters, and tennis organizations. The Company has also implemented cybersecurity solutions provided by Aspis Cyber Technologies, Inc. to strengthen the security of its websites and technology infrastructure. The Company has initiated an ongoing project to develop new intellectual property aimed at enhancing and modernizing its technology portfolio. These initiatives are intended to strengthen the Company’s competitive position over time. Management continues to focus on expanding customer relationships, enhancing its technology offerings, and pursuing new opportunities in key markets such as Brazil. The Company believes these initiatives, together with ongoing cost discipline and strategic partnerships, may support improved financial performance in future periods.

Significant Components of Our Results of Operations

Revenue. We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised goods or services transfers to a customer in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Our contracts may include multiple performance obligations, and we evaluate the timing of revenue recognition—whether at a point in time or over time—based on when control of each promised good or service transfers to the customer.

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

Operating Results

Comparison of Results of Operations for the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024

Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenue	$-	$3,848
Cost of revenues	-	-
Gross margin	-	3,848

Expenses
Research and development	14,470	11,462
Selling, general and administrative	741,931	521,410
Total operating expenses	756,401	532,872
Operating income (loss)	(756,401)	(529,024)
Other income (expense), net	-	73
Income taxes	(1,596)	-
Net loss	(757,997)	(528,951)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax	1,333	(52,823)
Total comprehensive loss	$(756,664)	(581,774)

Basic and diluted earnings (loss) per share to shareholders	$(0.11)	$(0.22)

Revenue

We realized no revenue for the three month period ended September 30, 2025, representing a decrease of $3,848, or 100%, from $3,848 for the three month period ended September 30, 2024. The decrease can be attributed to the recognition of revenue attributed to our Xcite business which did not reoccur in 2025.

Research and development

Research and development expense was $14,470 for the three month period ended September 30, 2025, representing an increase of $3,008, or 26%, from $11,462 for the three month period ended September 30, 2024. The increase was primarily due to increases in vendor cost associated with our research and development activities.

Selling, general and administrative

Selling, general and administrative expense was $741,931 for the three month period ended September 30, 2025, representing an increase of $220,521, or 42%, from $521,410 for the three month period ended September 30, 2024. The increase was primarily due to an increase in professional services as the Company is looking to expand operations in Brazil.

Operating Results

Comparison of Results of Operations for the nine month period ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024

Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenue	$2,179,348	$57,288
Cost of revenues	16,446	40,277
Gross margin	2,162,902	17,011

Expenses
Research and development	26,838	118,077
Selling, general and administrative	3,126,425	5,429,062
Total operating expenses	3,153,263	3,547,139
Operating loss	(990,361)	(3,530,128)
Other income (expense), net	19,944	(248)
Income taxes	(1,596)	-
Net loss	(972,013)	(3,530,376)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax	(123,981)	28,660
Total comprehensive loss	$(1,095,994)	(3,501,716)

Basic and diluted loss per share to shareholders	$(0.17)	$(1.29)

Revenue

Our revenues are derived primarily from our license with ASPIS and related professional services. Revenue was $2,179,348 for the nine month period ended September 30, 2025, representing an increase of $2,122,060, or 3,704%, from $57,288 for the nine month period ended September 30, 2024. The increase can be attributed to the recognition of the ASPIS license revenue and professional services.

Cost of revenues

Cost of revenues was $16,446 for the nine month period ended September 30, 2025, representing a decrease of $23,831, or 59%, from $40,277 for the nine month period ended September 30, 2024. The decrease was due to the decrease in infrastructure needed for the Xcite Interactive.

Research and development

Research and development expense was $26,838 for the nine month period ended September 30, 2025, representing a decrease of $91,239, or 77%, from $118,077 for the nine month period ended September 30, 2024. The decrease was primarily due to significant reductions in staff related to our company restructuring in the prior year.

Selling, general and administrative

Selling, general and administrative expense was $3,126,425 for the nine month period ended September 30, 2025, representing a decrease of $302,637, or 9%, from $5,429,062 for the nine month period ended September 30, 2024. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees, offset by a one-time severance payment of $305,000 during the nine months ended September 30, 2024.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

We have cash of $1,405,628 and a working capital balance of $2,770,192 as at September 30, 2025, compared to a cash position of $3,065,914 and working capital balance of $3,509,272 as at December 31, 2024. The decrease in our cash related to using cash to fund operations and ongoing losses for the nine months ended September 30, 2025 and a decrease in working capital balance was due to the decrease in cash as a result of cash used in operations.

Our financial condition and liquidity is and will continue to be influenced by a variety of factors, including:

●	our ability to generate cash flows from our operations;

●	future indebtedness and the interest we are obligated to pay on this indebtedness;

●	the availability of public and private debt and equity financing;

●	our capital expenditure requirements.

Overview

Since inception, the Company has incurred operating losses as it continues to invest in developing and commercializing its technology platform. For the nine months ended September 30, 2025 and 2024, the Company recorded net losses of approximately $1.0 million and $3.5 million, respectively. During these periods, operations were primarily financed through an initial public offering of common shares in January 2021 and subsequent equity and debt transactions, including warrant exercises and private placements. In October 2024, warrant holders exercised approximately $0.9 million of warrants, and in November and December 2024 the Company raised $2.5 million through convertible notes. As of September 30, 2025, cash and cash equivalents totaled $1.4 million. The Company’s principal cash requirements relate to working capital, capital expenditures, and funding ongoing operations.

The Company continues to be subject to the risks and uncertainties common to emerging growth businesses. Management believes that current resources and expected operating revenues may not be sufficient to fund planned activities for the next twelve months. The report of our independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2024 included an explanatory paragraph noting that recurring operating losses, accumulated deficit, and negative operating cash flows raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of those financial statements.

Management is pursuing initiatives intended to improve cash flows from operations and continues to evaluate strategic and financing alternatives to strengthen liquidity. To execute the business plan and support growth initiatives, the Company may seek additional financing through equity or debt offerings, credit facilities, or other arrangements. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. Any future equity or equity-linked financing could dilute existing stockholders and may affect the market price of the Company’s common shares, while debt financing, if obtained, could impose covenants or interest obligations. If sufficient funding is not secured when required, the Company may need to further align its operating expenditures with available resources, which could impact certain development programs or staffing levels. Management believes that disciplined cost control, continued customer engagement, and expansion into new markets may provide a foundation for improved liquidity over time; however, material uncertainties remain until additional financing or sustained positive cash flows are achieved.

Cash Flows

The following summarizes the key components of our cash flows for the nine month period ended September 30, 2025 and 2024:

	Nine Month Period Ended September 30, 2025	Nine Month Period Ended September 30, 2024
Net cash used in operating activities	$(1,484,267)	$(4,255,345)
Net cash used in investing activities	(300,000)	-
Net cash provided by financing activities	-	-
Effect of foreign exchange	123,981	37,586
Net decrease in cash and cash equivalents	$(1,660,286)	$(4,217,759)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $1,484,267 as compared to $4,255,345 for the nine months ended September 30, 2024. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss of $2,558,363 and prepaids of $879,061 off set by an increase of stock-based compensation of $248,087 and an increase in contract assets of $1,166,000.

Investing Activities

Cash used in investing activities of $300,000 for the nine months ended September 30, 2025 was attributed to monies spent on developed technology attributed to the Company’s new product offerings. No cash was used in or provided by investing activities for the nine months ended September 30,2024, respectively.

Financing Activities

No cash was used in or provided by financing activities for the nine months ended September 30, 2025 and 2024, respectively.

Critical Accounting Estimates

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

During the nine months ended September 30, 2025, the Company recognized $176,000 attributed to professional services.

License Revenue

We recognize revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the grant of use is recognized in the first period of the contract term in which the license agreement is in force. For the three and nine month periods ended September 30, 2025, none and $1,980,000, respectively, of revenue was recognized on our functional IP as the Technology Agreement with ASPIS as the license had been delivered to ASPIS during the quarter.

The Company invoices ASPIS on a monthly basis with 30 day payment terms. For the three and nine months ended September 30, 2025 the Company has collected $825,000 and $1,001,000, respectively, from ASPIS.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

We are also a “smaller reporting company.” If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our chief executive officer and chief financial officer, has concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “Annual Report”). Our business continues to involve significant risks and uncertainties. You should carefully review the risks described in the Annual Report, together with the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. Additional risks and uncertainties that are not currently known to us, or that we currently deem immaterial, could also materially affect our business, results of operations, or financial condition. The realization of any of these risks could adversely impact our reputation, business performance, financial condition, and prospects, and could cause the market price of our common stock to decline.

The Company’s ability to continue operating as planned depends on successfully obtaining additional financing, improving operating cash flows, or completing a strategic transaction. While management is actively exploring these options, there can be no assurance that such efforts will be successful or that the terms of any financing or transaction will be favorable.

If the Company is unable to raise additional capital or improve operating results, the Board of Directors may determine that it is in the best interests of stockholders to explore other strategic alternatives, which could include a sale, merger, restructuring, or, as a last resort, an orderly wind-down of operations. The amount of funds available for distribution to stockholders in any such scenario would depend on several factors, including the timing of the decision, the proceeds realized from any asset sales, and the amounts required to satisfy existing and contingent obligations.

These obligations could include, among others, contractual severance arrangements, lease commitments, or potential litigation or claims arising in the ordinary course of business. Under applicable Delaware law, the Company would be required to satisfy or make reasonable provision for such obligations before any distributions to stockholders. As a result, the amount ultimately available for distribution, if any, could be reduced.

Although management continues to focus on improving liquidity through operations, cost management, and potential strategic transactions, there can be no assurance that these efforts will be sufficient to mitigate the risks described above.

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

VERSUS SYSTEMS INC.

Date: November 14, 2025	/s/ Luis Goldner
Luis Goldner
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	/s/ Geoff Deller
Geoff Deller
Chief Financial Officer
(Principal Financial and Accounting Officer)