Form 10-K
period 2025-12-31
Versus Systems Inc.
filed 2026-04-15
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was approximately $4.1 million based upon the closing price of the registrant’s common stock of $2.33 on the Nasdaq Capital Market as of June 30, 2025.

There were 4,901,677 shares of registrant’s common stock, no par value, outstanding as of April 13, 2026.

Versus Systems Inc.

i

Cautionary Note Regarding Forward- Looking Statements

When used in this annual report, statements that are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In particular, statements pertaining to our trends, liquidity and capital resources, among others, contain forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flows, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

ii

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flows they are capable of delivering in the future;

●	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

●	our ability to remain in compliance with Nasdaq listing standards;

●	our ability to successfully remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2025 and the possibility that additional material weaknesses exist or that additional fraudulent activity has occurred

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

Our Company

We offer a suite of proprietary business-to-business software solutions designed to enhance user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

The Company’s potential customers primarily include professional sports teams, event venues such as arenas and stadiums, fan engagement and sponsor activation platforms, digital out-of-home media companies, and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At December 31, 2025 and December 31, 2024, the Company had four and two, respectively, active customers. The Company continues to pursue new customer relationships and expansion opportunities within its core verticals.

The Company’s products are designed to enable end users to be able to earn prizes by registering on our system and completing in-content challenges like trivia, polls, or casual mobile games. Players could use our system to play a variety of games and earn a wide range of prize types, provided by advertisers and sponsors. The Company’s offerings include the in-venue Filter Fan Cam (FFC) platforms for live events, stand-alone “Winfinite” product line that can be used by brands, advertising agencies, and content partners to reach potential customers outside of sports venues, on mobile devices, as well as the “Winfinite” Games, which are customizable web-based casual games. We also have an IP portfolio that could create future licensing and product development opportunities including our recently allowed Artificial Intelligence (“AI”) and Machine Learning (“ML”) series of patent claims.

With the acquisition of Xcite Interactive in June 2021, we acquired a number of key pieces of technology and relationships that have supported the growth and development of the Company’s engagement and rewards platform, including a live events fan engagement business that has partnered with professional sports franchises in the National Football League (“NFL”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”) and others to increase audience engagement using interactive gaming functions like trivia, polling, and casual games that can be played alongside live experiences whether a player is at-home, in a restaurant, or in-venue at the event itself. The Company’s largest customers in 2024 included the Texas Rangers and the San Jose Sharks. For the year ended December 31, 2025, the Company’s largest customer was ASPIS, a significant shareholder and we continue to do business with the Texas Rangers.

We offer a suite of products centered on “Winfinite” and FFC platforms. FFC is an Augmented Reality filtering tool that can be used for mobile and in-venue applications. In addition, we have a stand-alone gaming and prizing product that we call “Winfinite,” which allows brands, media companies, and advertising agencies to reach out to customers directly on their mobile devices. We license these software products to teams, ad agencies, and other content creators.

During 2025, the Company made progress in establishing operations and partnerships in Brazil, a new target market expected to begin generating revenue in the near term. Brazil represents one of the largest sports and live events markets globally, with a highly engaged consumer base. The Company has engaged in discussions with major soccer franchises, professional leagues, festival promoters, and rights holders across multiple event categories. The Company has also implemented cybersecurity solutions provided by Aspis Cyber Technologies, Inc., to strengthen the security of its websites and technology infrastructure. In addition, the Company has initiated an ongoing project to develop new intellectual property aimed at enhancing and modernizing its technology portfolio. These initiatives are intended to strengthen the Company’s competitive position over time. Management continues to focus on expanding customer relationships, enhancing its technology offerings, and pursuing new opportunities in key markets such as Brazil. The Company believes these initiatives, together with ongoing cost discipline and strategic partnerships, may support improved financial performance in future periods.

Our Products and Services

On April 30, 2025, pursuant to the Technology License and Software Development Agreement (the “License Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), the Company delivered a functional license for its gamification, engagement, and QR code technology. Under the License Agreement, the Initial Term is non-cancellable for twelve (12) months commencing April 30, 2025, with monthly license fees of $165,000 payable regardless of use. ASPIS will pay for any required technology modifications, improvements, and developments to Versus’ technology in addition to the license fee. The Company retains ownership of the technology, and ASPIS holds an exclusive license to use it in the cybersecurity industry so long as ASPIS continues to pay the monthly license fee.

In addition, we offer the following products and services to our potential partners and customers:

●	FFC. Our mobile and in-venue fan engagement products are used at a variety of live-event and other entertainment focused properties like stadiums and arenas, but they can also be used at conferences, theme parks, and restaurants to increase audience and customer engagement. Content partners, including professional sports teams, can use FFC in conjunction with their existing video screens, “jumbotrons”, “halo boards”, “main boards”, as well as other branded experiences to reach potential customers with games and interactive experiences that enhance the live event.

●	Winfinite. Winfinite is an interactive advertising tool that increases awareness, affinity, data, and incremental sales. It allows content creators, marketers, agencies, and other advertisers to increase customer acquisition and loyalty through a combination of games and rewards. The product is compatible with a number of digital platforms and can be integrated into customers’ existing advertising campaigns.

●	Winfinite Games. Winfinite Games is our suite of customizable, lightweight web-based casual games. These games can be mounted and customized in any web experience to enhance brand engagement and affinity. Our suite provides gaming experiences ranging from sports (basketball, football, American football, hockey) to match-3, to downhill racers, card games, midway games, and trivia.

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

As of December 31, 2025, we had pending patent claims with the U.S. Patent and Trademark Office to expand upon our existing portfolio of prizing, promotion and financial technologies that enable brands to reach the rapidly growing competitive gaming audience of players, spectators and broadcasters. As of December 31, 2025, we had been granted seven patents.

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

Corporate History and Structure

Versus Systems Inc., a corporation formed under the laws of British Columbia, was formed by way of an amalgamation under the name McAdam Resources, Inc. in the Province of Ontario on December 1, 1988 and changed our name to Versus Systems Inc. on June 30, 2016. We redomiciled our jurisdiction from British Columbia to Delaware on December 18, 2024.

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

We are in the process of considering several strategic alternatives for our company to expand our business portfolio focused on maximizing shareholder value, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnership, capital raise or other transaction. We are hopeful that our change in jurisdiction from British Columbia to Delaware, will more appropriately reflect our shift in strategy and will (i) improve our access to capital markets, increase funding and strategic flexibility and reduce the cost of capital, (ii) improve our ability to execute an acquisitive growth strategy using our capital stock as consideration, and (iii) better focus management efforts on each U.S. and international operation and better attract and retain key employees.

Our common shares are presently quoted on the Nasdaq Capital Market under the symbol “VS”.

Our principal executive offices are located at 3500 South DuPont Hwy. Dover, DE 19901, and our telephone number is (424) 226-8588. We are a distributed organization and do not maintain business offices in the United States, which is the country where all our employees reside. Our website address is www.versussystems.com. The information on or accessed through our website is not incorporated in this annual report. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that file electronically with the SEC.

The following chart reflects our organizational structure (including the jurisdiction of formation or incorporation of the various entities):

Name of Subsidiary	Country of Incorporation	Proportion of Ownership Interest
Versus Systems (Holdco), Inc.	United States	81.9%
Versus, LLC	United States	81.9%
Xcite Interactive, Inc.	United States	100%

Employees

The following table summarizes our staff by main category of activity at December 31, 2025 and 2024:

Main Activity	2025	2024
Sales, marketing, and business development	1	1
Accounts and operations	2	2
Engineering, product, and design	1	1
General and administrative	1	1
Total	5	5

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

ITEM 1A. Risk Factors

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report, including our historical consolidated financial statements and related notes included elsewhere in this Annual Report, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares. Refer to “Cautionary Note Regarding Forward-Looking Statements.”

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

We derive a significant portion of our revenue from a limited number of customers, including related parties, and therefore are subject to customer concentration and collectability risks.

A significant portion of the Company’s revenue is derived from a limited number of customers, including related parties. As a result, the Company’s operating results, financial condition, and cash flows are dependent on the continued engagement and financial stability of these customers.

The loss of, or a significant reduction in business from, one or more of these customers could have a material adverse effect on the Company’s results of operations and liquidity. In addition, the concentration of revenue with a small number of customers increases the Company’s exposure to credit risk. To the extent that any of these customers experience financial difficulty or delay in payment, the Company’s ability to collect outstanding receivables may be adversely affected, which could impact cash flows and require the Company to record additional allowances for credit losses.

Management monitors customer creditworthiness and payment trends on an ongoing basis; however, there can be no assurance that such measures will fully mitigate the risks associated with customer concentration. The Company continues to evaluate opportunities to diversify its customer base, although there can be no assurance that these efforts will be successful.

Our recent organizational changes and cost cutting measures are beginning to show promise, however may not be successful.

Since January 2024, we have undertaken a strategic realignment of the business, including changes to our leadership and operating structure to support a more focused growth strategy. The current management team has expanded our presence by establishing a contractor-based sales presence in Brazil, while also working to renew relationships with existing and former customers in the United States. Early progress has been encouraging as we advance the implementation of our strategic initiatives.

Prior significant reductions in workforce may, however, limit our ability to resume suspended development activities or pursue new initiatives. Rebuilding critical capabilities may require hiring qualified personnel, potentially resulting in additional and unanticipated costs. The loss of a substantial portion of our personnel, including nearly all full-time engineering staff, may impair our ability to continue operations or meet ongoing obligations.

If these risks materialize, they could have a material adverse impact on our business, financial condition, and results of operations

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

Our remaining liquidity and capital resources may not be sufficient to allow us to fund our ongoing operations, effectively pursue our strategy or sustain our initiatives. The report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2025 and 2024 stated that our recurring losses from operations, accumulated deficit as of December 31, 2025, inability to achieve positive cash flows from operations and inability to fund day to day activities through operations indicates that a material uncertainty exists that may cast significant doubt on our ability to continue as a going concern. If we require additional capital resources, we may seek such funds directly from third party sources; however, we may not be able to obtain sufficient equity capital and/or debt financing from third parties to allow us to fund our expected ongoing operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability of equity capital or debt financing to us on acceptable terms and conditions include:

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to maintain effective internal controls, the accuracy and timeliness of our financial reporting may be materially adversely affected, which could cause the market price of our common stock to decline, lessen investor confidence and harm our business.

As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.

Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company.

As previously disclosed in the Company’s Form 12b-25 filed on April 1, 2026, in the first quarter of 2026, the Audit Committee of the Company’s Board of Directors conducted an internal investigation and determined that fraudulent activity involving the Company’s former Chief Financial Officer had occurred and that there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2025. For more information about the fraudulent activity and a promissory note that was executed by the former Chief Financial Officer in connection therewith, please see Notes 11 and 12 to our consolidated financial statements for the year ended December 31, 2025, which disclosure is incorporated herein by reference, and for more information about the material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 9A. Controls and Procedures of this Form 10-K, which disclosure is incorporated herein by reference.

There can be no assurance that our remediation efforts will be successful, that additional fraudulent activity has not occurred beyond the isolated activity identified by management and thoroughly investigated and confirmed by the Audit Committee or that the related promissory note will be collected in part or in full. If our remediation efforts are insufficient or are not completed in a timely manner, or if additional material weaknesses in our internal control over financial reporting are identified or occur in the future, our operating results could be harmed and we could fail to meet our financial reporting obligations, or our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our future access to the capital markets, require us to expend significant resources to correct the material weaknesses, subject us to fines, penalties or judgments, reduce the price of our common stock, harm our reputation or otherwise cause a decline in investor confidence in the accuracy and completeness of our reported financial information.

Risks Related to Our Common Shares

If we are not in compliance with the listing requirements of the Nasdaq Capital Market in the future, our common stock may be delisted from the Nasdaq Capital Market which could have a material adverse effect on our financial condition and could make it difficult for you to sell your shares.

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

During 2025, we were previously not in compliance with the annual meeting of shareholders threshold, but subsequently regained compliance within the permitted cure period, including by holding the required annual meeting on June 20, 2025. As a result, we are currently in compliance with applicable Nasdaq listing requirements.

We are currently not in compliance with Nasdaq’s stockholders’ equity requirement and expect to receive formal notification of non-compliance from Nasdaq shortly after filing this Form 10-K. We will have 45 calendar days from the date the notice is delivered from Nasdaq to provide to Nasdaq a compliance plan for regaining (and maintaining) compliance with the $2.5 million stockholders’ equity threshold. Acceptance of the plan is at Nasdaq’s discretion. If the Company’s plan is accepted, Nasdaq will grant the Company an extension of up to 180 calendar days from the date the Company received the notice of deficiency. However, if the Company does not then timely regain compliance, the stock will be delisted. Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

There can be no assurance that we will be able to maintain compliance with all Nasdaq continued listing standards in the future. If we are unable to maintain such compliance, our securities may be delisted from Nasdaq. Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

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

Our share price is highly volatile. During the period from January 1, 2025 to December 31, 2025, the closing price of our common shares ranged from a high of $2.81 per share to a low of $1.21 per share. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of companies; however, the fluctuation in the price of our common shares is still larger than the stock market in general. As a result of this volatility, you may not be able to sell your common shares at or above the price at which you purchased your common shares and you may lose some or all of your investment. In addition to the general volatility risks of the market, our common shares, we may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common shares. As a company with a relatively small public float, our common shares may experience greater stock price volatility, extreme price run-ups, lower trading volume, large spreads in bid and asked prices, and less liquidity than large-capitalization companies. The aspects of the trading in the common shares may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the value of our common shares. Because of the low public float and the absence of any significant trading volume, the public offering price may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. If the trading volumes of the common shares are low, persons buying or selling in relatively small quantities may easily influence the prices of the common shares. A low volume of trades could also cause the price of the common shares to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of the common shares. The volatility also could adversely affect our ability to issue additional common shares or other securities and our ability to obtain stock market based financing in the future. No assurance can be given that an active market in our common shares will develop or be sustained.

The market prices of our common shares are likely to be highly volatile because of several factors, including a limited public float.

The market prices of our common shares have experienced significant price and volume fluctuations and the prices of such securities are likely to be highly volatile in the future. You may not be able to resell our common shares following periods of volatility because of the market’s adverse reaction to volatility.

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

Any of these factors could have a significant and adverse impact on the market prices of our common shares. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading prices of our common shares, regardless of our actual operating performance.

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

Our common shares have in the past been a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

In the past, our common shares were a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below US$5.00). While our common shares are not currently considered “penny stock” because they are listed on The Nasdaq Capital Market, if we are unable to maintain that listing and our common shares are no longer listed on The Nasdaq Capital Market, unless we maintain a per-share price above $5.00, our common shares will be considered “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common shares and may affect your ability to resell our common shares.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common shares will not be classified as a “penny stock” in the future.

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

If the benefits of any proposed acquisition do not meet the expectations of investors, shareholders or financial analysts, the market price of our common shares could decline.

If the benefits of any proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common shares prior to the closing of the proposed acquisition may decline. The market values of our common shares at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our common irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress the price of our common shares regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our shareholders may be eligible to sell all or some of their common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 4,901,677 common shares outstanding as of December 31, 2025, approximately 1,725,963 shares were tradable without restriction. Given the limited trading of our common shares, resale of even a small number of our common shares pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common shares.

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

The Company’s cybersecurity risk management strategy focus on:

●	Technical Safeguards: The Company implements technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats. The company uses a managed antivirus platform to scan for viruses, manage patching and updates, and provide remote support and monitoring tools. Company accounts have strong passwords and two factor authentication, where available.

●	Third-Party Risk Management: We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties

●	Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident.

Recognizing the complexity and evolving nature of cybersecurity threats, we have engaged with a range of external experts, including cybersecurity assessors, and consultants in evaluating and testing our risk management systems in an ongoing and as needed basis. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes threat assessments and consultation on security enhancements.

Risks from Cybersecurity Threats

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations, or financial condition, nor in our view, are such threats currently or reasonably likely to materially affect the Company.

Governance

Acknowledging the critical importance of cybersecurity, our management and Board are dedicated to maintaining the trust and confidence of our business partners and employees. Our executive officers manage the day-to-day material risks we face, adopting a cross-functional approach to address cybersecurity risks by identifying, preventing, and mitigating cybersecurity threats and effectively responding to incidents when they occur.

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

ITEM 2. Properties

We are a distributed organization and do not maintain a central location at which our employees work. Our employees primarily work from home or from coworking spaces. We believe our current arrangements are adequate for our needs and do not anticipate any difficulty in continuing to support our operations as the business evolves.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

Market Information for Common Shares and Unit A Warrants

Our common shares are presently quoted on Nasdaq, under the symbol “VS”. On April 13, 2026, the closing price of our common shares on Nasdaq was $1.06. The Company's Unit A Warrants expired and were removed from trading on Nasdaq in January 2026.

Holders

As of December 31, 2025, the registrar and transfer agent for our common shares reported that there were 4,901,677 common shares issued and outstanding. Of these, 5,649 were registered to Canadian residents, including 5,260 common shares held by Computershare as trustee on behalf of shareholders who have not yet exchanged their shares. 4,870,103 of our common shares were registered to residents of the U.S., including 1,718,485 common shares registered to CEDE & Co., which is a nominee of Depository Trust Company. The 4,870,103 common shares were registered to 72 shareholders in the U.S., one of which is CEDE & Co. 25,925 of our common shares, held by three Shareholders, were registered to residents of other foreign countries.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, regarding our compensation plans under which equity securities are authorized for issuance:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	401,557	$2.57	373,347
Equity compensation plans not approved by security holders	—	—	—
Total	401,557	$2.57	373,347

ITEM 6. RESERVED

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2025 and 2024 in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

We offer a suite of proprietary business-to-business software tools that are meant to drive user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

Our customers mostly sports teams, venues (Arenas, Football Stadiums, Baseball Stadiums), fan engagement and sponsor activation platforms, digital out-of-home media companies, and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At December 31, 2025, we had four active customers. At December 31, 2024, we had two active customers.

Our products and games are designed so that end users could earn prizes by registering on our system and completing in-content challenges like trivia, polls, or casual mobile games. Players could use our system to play a variety of games and earn a wide range of prize types, provided by advertisers and sponsors. Our products, include our in-venue Filter Fan Cam (“FFC”) products for live events, our stand-alone “Winfinite” product line that can be used by brands, advertising agencies, and content partners to reach potential customers outside of sports venues, on mobile devices, as well as the “Winfinite” Games, which are customizable web-based casual games. We also have an IP portfolio that could create future licensing and product development opportunities including our recently allowed Artificial Intelligence (“AI”) and Machine Learning (“ML”) series of patent claims.

With the acquisition of Xcite Interactive in June 2021, we acquired a number of key pieces of technology and relationships that have helped to drive our engagement and rewards business, including a live events fan engagement business that has partnered with professional sports franchises in the National Football League (“NFL”), the National Basketball Association (“NBA”), the National Hockey League (“NHL”) and others to increase audience engagement using interactive gaming functions like trivia, polling, and casual games that can be played alongside live experiences whether a player is at-home, in a restaurant, or in-venue at the event itself. Our largest customers in 2024 were the Texas Rangers and San Jose Sharks. For the year ended December 31, 2025, the Company’s largest customer was ASPIS, a significant shareholder and we continue to do business with the Texas Rangers.

We offer a suite of products centered on “Winfinite” and FFC. Our FFC platform is an Augmented Reality filtering tool that can be used for mobile and in-venue applications. In addition, we have a stand-alone gaming and prizing product that we call “Winfinite,” which allows brands, media companies, and advertising agencies to reach out to customers directly on their mobile devices. We license these software products to teams, ad agencies, and other content creators.

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

Operating Expenses. We classify our operating expense as research and development, and selling, general and administrative. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, benefits and bonuses. Additionally, these categories include professional fees and share-based compensation.

Operating Results

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Statement of Operations and Comprehensive Loss Data:
Revenue	$2,183,415	$57,288
Cost of revenues	16,446	40,277
Gross Margin	2,166,969	17,011

Expenses
Research and development	48,065	246,019
Selling, general and administrative	4,280,214	4,310,218
Total Operating Expenses	4,328,279	4,556,237
Operating loss	(2,161,310)	(4,539,226)
Other income/(expense)	18,173	(11,384)
Loss before tax provision	(2,143,137)	(4,550,610)
Provision for income taxes	1,596	24,226
Net loss	$(2,144,733)	$(4,574,836)

Revenue

Our revenues are derived from three primary sources: software licensing, professional services and advertising. Revenue was $2,183,415 for the year ended December 31, 2025, representing an increase of $2,126,127, or 3,711%, from $57,288 for the year ended December 31, 2024. The increase can be attributed to the recognition of the ASPIS license revenue and professional services.

Cost of revenues

Cost of revenues was $16,446 for the year ended December 31, 2025, representing a decrease of $23,831, or 59%, from $40,277 for the year ended December 31, 2024. The decrease was due to the decrease in infrastructure needed for the Xcite Interactive customers.

Research and development

Research and development was $48,065 for the year ended December 31, 2025, representing a decrease of $197,954, or 80%, from $246,019 for the year ended December 31, 2024. The decrease was primarily due to a reduction in staffing levels, including a large portion of our engineering staff, and a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $4,280,214 for the year ended December 31, 2025, representing a decrease of $30,004, or 1%, from $4,310,218 for the year ended December 31, 2024. The decrease was primarily due to a reduction in professional fees. Selling, general and administrative for the year ended December 31, 2025, included Company funds which had been misappropriated. For more information about the fraudulent activity and a promissory note that was executed by the former Chief Financial Officer in connection therewith, please see Notes 11 and 12 to our consolidated financial statements for the year ended December 31, 2025.

Loss from Operations

Loss from operations was $2,161,310 for the year ended December 31, 2025, representing a decrease of $2,377,916, or 52%, from $4,539,226 for the year ended December 31, 2024. Increase in revenue resulted in the decrease in the loss.

Other income (expense)

Other income (expense) was an income of $18,173 for the year ended December 31, 2025, representing an increase of $29,557, or 260%, from expense of $(11,384) for the year ended December 31, 2024. The increase in income can be attributed to changes in foreign currency rates.

Income tax expense

Income tax expense was $1,596 for the year ended December 31, 2025, representing a decrease of $22,630 from income tax expense of $24,226 for the year ended December 31, 2024. The decrease in income tax can be attributed to taxes owed in our Canadian jurisdiction in 2024.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

Since inception, the Company has incurred operating losses as it continues to invest in developing and commercializing its technology platform. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $2.1 million and $4.6 million, respectively. During these periods, operations were primarily financed through an initial public offering of common shares in January 2021 and subsequent equity and debt transactions, including warrant exercises and private placements. In October 2024, warrant holders exercised approximately $0.9 million of warrants, and in November and December 2024 the Company raised $2.5 million through convertible notes. Our cash and cash equivalents as of December 31, 2025 was $0.5 million. Our primary cash needs are for working capital requirements, capital expenditures and to fund our operations.

We are subject to the risks and uncertainties common to emerging growth businesses. Management believes that current resources and expected operating revenues may not be sufficient to fund planned activities for the next twelve months. The report of our independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2025 and 2024 included an explanatory paragraph noting that recurring operating losses, accumulated deficit, and negative operating cash flows raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of those financial statements.

We are pursuing initiatives intended to improve cash flows from operations and continue to evaluate strategic and financing alternatives to strengthen liquidity. To execute the business plan and support growth initiatives, the Company may seek additional financing through equity or debt offerings, credit facilities, or other arrangements. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. Any future equity or equity-linked financing could dilute existing stockholders and may affect the market price of the Company’s common shares, while debt financing, if obtained, could impose covenants or interest obligations. If sufficient funding is not secured when required, the Company may need to further align its operating expenditures with available resources, which could impact certain development programs or staffing levels. Management believes that disciplined cost control, continued customer engagement, and expansion into new markets may provide a foundation for improved liquidity over time; however, material uncertainties remain until additional financing or sustained positive cash flows are achieved.

In addition, as previously disclosed in the Company’s Form 12b-25 filed on April 1, 2026, in the first quarter of 2026, the Audit Committee of the Company’s Board of Directors conducted an internal investigation and determined that fraudulent activity involving the Company’s former Chief Financial Officer had occurred. A promissory note was executed in connection therewith; however, there can be no assurance that such note will be collected in part or full or at all. For more information about the fraudulent activity and promissory note, please see Notes 11 and 12 to our consolidated financial statements for the year ended December 31, 2025, which disclosure is incorporated herein by reference.

Our financial condition and liquidity is and will continue to be influenced by a variety of factors, including:

●	our ability to generate cash flows from our operations;

●	future indebtedness and the interest we are obligated to pay on this indebtedness;

●	the availability of public and private debt and equity financing;

●	changes in exchange rates which will impact our generation of cash flows from operations when measured in CAD; and

●	our capital expenditure requirements.

Cash Flows

The following summarizes the key components of our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash used in operating activities	$(2,052,862)	$(4,971,948)
Net cash used in investing activities	(609,000)	-
Net cash provided by financing activities	-	3,278,235
Effect of foreign exchange	123,336	70,620
Net (decrease) increase in cash and cash equivalents	$(2,538,526)	$(1,623,093)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $2,052,862 as compared to $4,971,948 for the year ended December 31, 2024. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss of $2,144,733 and prepaids of $380,972 offset by an increase of stock-based compensation of $430,428, an increase in accounts receivable of $836,000 and increase in accounts payable of $116,471.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $609,000 as compared to $0 for the year ended December 31, 2024. The change in cash flow used in investing activities was primarily attributable to attributed to monies spent on developed technology attributed to the Company’s new product offerings.

Financing Activities

Net cash provided by financing activities was none for the year ended December 31, 2025 as compared to $3,278,235 for the year ended December 31, 2024. The change in cash flow provided by financing activities was mainly attributable to the decrease in proceeds we received from the issuance of common shares and warrants. The Company raised $3,278,235 for the year ended December 31, 2024 from debt issuances and warrant exercises.

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

During the year ended December 31, 2025, the Company recognized $176,000 attributed to professional services.

License Revenue

We recognize revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the grant of use is recognized in the first period of the contract term in which the license agreement is in force. For the year ended December 31, 2025, $1,980,000 of revenue was recognized on our functional IP as the Technology Agreement with ASPIS as the license had been delivered to ASPIS during the year.

The Company invoices ASPIS on a monthly basis with 30 day payment terms. For the year ended December 31, 2025 the Company has collected $1,320,000, respectively, from ASPIS.

Intangible assets

Intangible assets consist of internally developed software. The Company amortizes such assets using the straight-line method over the expected useful life of the asset once. The Company evaluates the useful lives of these assets on an annual basis. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Intangible assets capitalized during the year ended December 31, 2025 was $609,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements beginning on Page F-1 of this Annual Report on Form 10-K are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our principal executive and principal financial officer, has concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses in our internal controls over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our principal executive and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the following material weaknesses:

●	The Company did not design and implement effective segregation of duties within the cash disbursement process, which increased the risk of misappropriation of assets. Although third-party consultants assisted with financial reporting and supporting the audit and review processes, the former CFO had the ability to initiate, record, and process transactions without sufficient independent review. The limited number of accounting and finance personnel contributed to incompatible duties being concentrated without sufficient independent oversight; and

●	Certain key entity-level and financial reporting controls, including processes to identify and assess financial reporting risks (including fraud and misappropriation of assets), manage user and privileged access to systems supporting financial reporting and cash disbursements, and perform review and approval of journal entries were not adequately designed or implemented to mitigate this risk. This was primarily driven by fraudulent actions of the former CFO, which circumvented established processes, and was exacerbated by limited resources.

In light of these material weaknesses, we performed additional analysis and other post-closing procedures to ensure the reliability of financial reporting and that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Our management, under the oversight of the Audit Committee, has developed a plan to remediate the material weaknesses described above. The remediation plan includes improving segregation of duties through organizational changes, implementing controls requiring independent preparation and review of key financial reporting activities, and strengthening controls over cash disbursements.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reports.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

As previously disclosed in the Company’s Form 12b-25 filed on April 1, 2026, in the first quarter of 2026, while preparing this Annual Report on Form 10-K and the related audit of the Company’s financial statements for the fiscal year ended December 31, 2025, management determined that improprieties involving the Company’s former Chief Financial Officer had likely occurred.

The Audit Committee of the Board of Directors of the Company conducted an internal investigation and confirmed that a misappropriation of assets had occurred. In the course of the internal investigation, the Audit Committee determined that there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2025. For more information about the fraudulent activity and a promissory note that was executed by the former Chief Financial Officer in connection therewith, please see Note 11 and 12 to our consolidated financial statements for the year ended December 31, 2025, which disclosure is incorporated herein by reference, and for more information about the material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 9A. Controls and Procedures, of this Form 10-K, which disclosure is incorporated herein by reference.

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

Name	Age	Positions and Offices
Luis Goldner	56	Director and Chief Executive Officer[1]
Geoff Deller	43	Chief Financial Officer[1]
Alex Peachey	50	Chief Technology Officer
Aric Spitulnik	54	Independent Director
David Catzel	71	Independent Director
Juan Carlos Barrera	61	Independent Director

[1]	On January 15, 2026, Geoff Deller resigned as Chief Financial Officer of the Company. On that same date, the Company’s board of directors named Company Chief Executive Officer Luis Goldner as the Company’s principal financial officer.

The following is information about the experience and attributes of the members of our board of directors and senior executive officers as of the date of this Annual Report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Luis Goldner, 56, joined our company as a director in December 2023 and became our Chief Executive Officer in August 2024 and Principal Financial Officer in January 2026. Mr. Goldner is a senior corporate executive, having managed and operated fortune 500 companies in LATAM and North America. Mr. Goldner has served as Chief Operating Officer of Icaro Media Group Inc. since 2019, and is responsible for global partnerships, consumer trends and operational best practices. From 2018 to 2019, Mr. Goldner was the VP of Business at Skyy Digital Media Group. Previously, Mr. Goldner served as Chief Executive Officer of Intralot do Brazil and Chief Executive Officer for Trust Impressores, a subsidiary of Oberthur Group and has also served as head of business development and Managing director of Estrategia Investimentos SA / Citibank in asset management. Mr. Goldner holds a degree in Economics from Universidade Gama Filho RJ–Brazil.

Geoff Deller, 43, joined our company as a Chief Financial Officer in July 2024. Prior to joining the Company, Mr. Deller was the President and Chief Investment Officer of Orinoco Capital LLC, a private investment company, in Boca Raton, Florida. Earlier in his career, he held finance and operating roles in investment management.

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

Board Practices

Board Composition and Structure; Director Independence

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of four members. The term of office for each director will be until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur.

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

In exercising such risk oversight, as previously disclosed in the Company’s Form 12b-25 filed on April 1, 2026, in the first quarter of 2026, the Audit Committee conducted an internal investigation and determined that fraudulent activity involving the Company’s former Chief Financial Officer had occurred and that there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2025. For more information about the fraudulent activity, please see Notes 11 and 12 to our consolidated financial statements for the year ended December 31, 2025, which disclosure is incorporated herein by reference, and for more information about the material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 9A. Controls and Procedures of this Form 10-K, which disclosure is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as our principal executive officer at any time during fiscal 2024 and 2023, and our two other most highly compensated officers in fiscal 2025 and 2024. These individuals are referred to in this Annual Report as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Luis Goldner	2025	$240,000	$—	$—	$—	$—	$240,000
Chief Executive Officer	2024	$41,667	$—	$—	$—	$83,333	$125,000

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

As of December 31, 2025, stock option grants for the purchase of an aggregate of 401,557 common shares had been made under the 2017 Plan, and none of those stock options had been cancelled or exercised. As of that date, there remained 373,347 common shares authorized under the 2017 Plan remained available for award purposes.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025 the Company has 401,557 options outstanding.

Director Compensation

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the information concerning all compensation we paid during the year ended December 31, 2025 to our non-employee directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(4)	Total ($)
Juan Carlos Barrera(1)	$100,000	—	—	$100,000
David Catzel(2)	$100,000	—	—	$100,000
Aric Spitulnik(3)	$100,000	—	—	$100,000

(1)	Mr. Barrera was elected as a director of our company at the shareholder meeting held on December 29, 2023, and was appointed as a director of our company on the same date.

(2)	Mr. Catzel was elected as a director of our company at the shareholder meeting held on December 29, 2023, and was appointed as a director of our company on the same date.

(3)	Mr. Spitulnik was elected as a director of our company at the shareholder meeting held on December 23, 2024, and was appointed as a director of our company on the same date.

(4)	The amounts reported in the “Option Awards” column reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of the Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718. See Note 8 to our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this annual report regarding assumptions underlying the valuation of equity awards. These amounts reflect the accounting cost for these stock options and do not reflect the actual economic value that may be realized by the executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of our common shares as of April 13, 2026 by:

●	each person, or group of affiliated persons, known by us to beneficially own 5% or more of our outstanding common shares;

●	each of our named executive officers and members of our board of directors; and

●	all executive officers and members of our board of directors as a group.

The amounts and percentages of common shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 31, 2026. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them. None of our major shareholders have different voting rights than our common shareholders.

In the table below, the percentage of beneficial ownership of our common shares is based on 4,901,677 shares of our common shares outstanding as of April 13, 2026. Unless otherwise noted below, the address of the persons listed on the table is c/o Versus Systems Inc., 3500 South DuPont Hwy. Dover, DE 19901

	Amount and Nature of	Percentage of Shares
Name of Beneficial Owner	Beneficial Ownership	Beneficially Owned
Named Executive Officers and Directors
Executive Officers and Directors as a Group (4 persons)	-	-

5% or Greater Beneficial Owners
ASPIS Cyber Technologies, Inc. (1)	2,155,172	43.97%
Cronus Equity Capital Group, LLC(2)	989,903	20.20%

*	Indicates beneficial ownership of less than 1% of the total outstanding common shares.

(1)	The address of ASPIS Cyber Technologies, Inc. is 250 Park Ave, 7th Floor, New York, NY 10177.
(2)	The address of Cronus Equity Capital Group, LLC is 590 Madison Ave, 21st Floor, New York, NY 10022.

The percentage of our common shares held by Canadian residents, based on securityholder addresses of record, is less than 1% as of April 13, 2026.

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

On April 30, 2025, pursuant to the Technology License and Software Development Agreement (the “License Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), the Company delivered a functional license for its gamification, engagement, and QR code technology. ASPIS is an affiliate of the Company’s largest shareholder—Cronus Equity Capital Group, LLC (“CECG”)—which holds approximately 20.20% of the outstanding common shares of the Company as of December 31, 2025.

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

On an annual basis, the Board, with the assistance of, and upon recommendation of, the Nominating and Corporate Governance Committee, makes a determination as to the independence of each director, considering the current standards for “independence” established by the NYSE. Our Corporate Governance Guidelines provide that a majority of the Board must be independent. The Board has determined that three of four directors are independent under these standards - Messrs. Barrera, Catzel, and Spitulnik. All members of each of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees are independent directors, as determined by the Board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees charged by Ramirez Jimenez International CPAs for certain services rendered to our company during fiscal 2025 and fiscal 2024, respectively.

	For the year ended	For the year ended
Ramirez Jimenez International CPAs USD $	December 31, 2025	December 31, 2024
Audit fees(1)	$150,413	$220,456
Audit-related fees(2)	-	-
Tax fees(3)	21,000	20,000
All other fees(4)	-	-
Total	$171,413	$240,456

(1)	“Audit fees” means the aggregate fees billed in each of the fiscal years for professional services rendered for the audit of our annual financial statements and review of our interim financial statements.

(2)	“Audit-related fees” are the assurance and related services reasonably related to the financial statement audit and not included in audit services.

(3)	“Tax fees” means the aggregate fees billed in each of the fiscal years for professional services rendered for tax compliance and tax advice.

(4)	“All other fees” total the aggregate fees billed in each of the fiscal years for non-audit services rendered which were not listed above, which are primarily related to professional services rendered with our registration filings.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

1.	The financial statements and supplementary data required by this item begin on page F-1.

2.	The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

3.	Exhibit Index:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
3.1	Certificate of Corporate Domestication and Certificate of Incorporation	8-K	12/26/2024	3.1

3.2	Bylaws	S-4	11/14/2024	3.2

4.1	Specimen Stock Certificate evidencing common shares.	F-1/A	1/11/2021	4.1

4.2	Warrant Agent Agreement dated January 20, 2021 between Versus System Inc. and Computershare, including forms of Unit A Warrants and Unit B Warrants.	6-K	1/21/2021	99.2

4.3	Representative Warrant Agreement dated January 20, 2021.	F-1/A	12/14/2020	4.3

10.1	Subscription Agreement and form of Warrant with ASPIS Cyber Technologies, Inc., dated as of October 16, 2024.	S-4	11/8/24	10.3

10.2	Technology License and Software Development Agreement with ASPIS Cyber Technologies, Inc., dated as of October 7, 2024.	S-4	11/8/2024	10.4

10.3	Business Funding Agreement with ASPIS Cyber Technologies, Inc., dated as of October 7, 2024.	S-4	11/8/2024	10.5

10.4	Master Services Agreement with PKF O’Conner Davies Advisory, LLC	8-K	1/20/2026	10.1

10.5	Form of Warrant of Versus Systems Inc.	F-1	11/20/2020	10.6

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
10.6	Versus Systems Inc. 2017 Stock Option Plan.	F-1	11/20/2020	10.7

10.7	US Sub Plan of 2017 Stock Option Plan	10-K	3/31/2025	10.8

10.8	Software License, Marketing and Linking Agreement dated as of March 6, 2019 between HP Inc. and Versus LLC.	F-1	11/20/2020	10.9

10.9	Amendment of 2017 Stock Option Plan	10-K	3/31/2025	10.10

14.1	Code of Conduct and Ethics.	F-1/A	1/11/2021	14.1

15.1	Consent of Ramirez Jimenez International CPAs		*

19.1	Insider Trading Policies and Procedures	10-K	4/1/2024

21.1	List of Subsidiaries of Versus Systems Inc.		*

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

97.1	Clawback Policy (Recovery of Erroneously Awarded Compensation)	10-K	4/1/2024	97.1

99.1	Charter of the Audit Committee.	F-1/A	1/11/2021	99.1

99.2	Charter of the Compensation Committee.	F-1/A	1/11/2021	99.2

99.3	Charter of the Nominating and Corporate Governance Committee.	F-1/A	1/11/2021	99.3

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

The registrant hereby certifies that it meets all of the requirements for filing an annual report on Form 10-K and that it has duly caused and authorized the undersigned to sign this annual report on its behalf.

Versus Systems Inc.

	By:	/s/ Luis Goldner
	Name:	Luis Goldner
Date: April 15, 2026	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Luis Goldner	Director and Chief Executive Officer	April 15, 2026
Luis Goldner	(Principal Executive Officer and Principal Financial Officer)

/s/ Juan Carlos Barrera	Chairman of the Board	April 15, 2026
Juan Carlos Barrera

/s/ David Catzel	Director	April 15, 2026
David Catzel

/s/ Aric Spitulnik	Director	April 15, 2026
Aric Spitulnik

Versus Systems Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Versus Systems Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Versus Systems Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations. In addition, the Company has not achieved positive cash flows from operations and is not able to finance day-to-day activities through operations. These events raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Versus Systems Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Irvine, California

April 15, 2026

PCAOB ID 820

Versus Systems Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
	($)	($)
ASSETS
Current assets
Cash and cash equivalents	$527,388	$3,065,914
Accounts Receivable	836,000	-
Prepaid expenses	88,674	469,646
Total current assets	1,452,062	3,535,560

Intangible asset	609,000	-
Total assets	$2,061,062	$3,535,560

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$142,759	$26,288
Total current liabilities	142,759	26,288

Non-current liabilities
Total liabilities	142,759	26,288

Stockholders’ equity
Share capital
Preferred stock, no par value. 100,000,000 authorized shares; no shares issued or outstanding, respectively	-	-
Common stock and additional paid in capital, no par value. 200,000,000 authorized shares; 4,901,677 and 4,901,677 shares issued and outstanding as of December 31, 2025 and 2024, respectively	151,017,446	150,587,018
Accumulated other comprehensive income	441,995	318,659
Deficit	(141,268,519)	(139,476,353)
Total Versus Systems, Inc. stockholders’ equity	10,190,922	11,429,324
Non-controlling interest	(8,272,619)	(7,920,052)
Total stockholders’ equity	1,918,303	3,509,272
Total liabilities, noncontrolling interest and stockholders’ equity	$2,061,062	$3,535,560

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
	($)	($)
REVENUES
Revenues	$2,183,415	$57,288
Cost of revenues	16,446	40,277
Gross margin	2,166,969	17,011

EXPENSES
Research and development	48,065	246,019
Selling, general and administrative	4,280,214	4,310,218
Total operating expenses	4,328,279	4,556,237

Operating loss	(2,161,310)	(4,539,226)
Other income/(expense), net	18,173	(11,384)
Loss before provision for income taxes	(2,143,137)	(4,550,610)
Provision for income taxes	(1,596)	(24,226)
Net loss	(2,144,733)	(4,574,836)
Less: Net loss attributable to non-controlling interest	(352,567)	(532,505)
Net loss attributable to Versus Systems, Inc. Shareholders	(1,792,166)	(4,042,331)

Per share Data:
Basic and diluted loss per share to shareholders	(0.37)	(1.54)
Weighted average shares – basic and diluted	4,901,677	2,628,226

Comprehensive income (loss)
Net loss	(2,144,733)	(4,574,836)
Other comprehensive income (loss), net of tax
Change in foreign currency translation, net of tax	123,336	70,372
Total other comprehensive income	123,336	70,372
Total comprehensive loss	$(2,021,397)	$(4,504,464)

Less: comprehensive loss attributable to non-controlling interest	(352,567)	(532,505)
Comprehensive loss attributable to shareholders	$(1,668,830)	$(3,971,958)

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Changes in Stockholder’s Equity

	Number of Common	Common	Additional Paid in	Currency translation	Accumulated	Versus Systems, Inc.	Non-controlling	Total Stockholders’
	Shares	Shares	Capital	adjustment	Deficit	Equity	Interest	Equity
		($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2023	2,506,015	134,075,745	13,054,378	248,287	(135,434,022)	11,944,388	(7,387,547)	4,556,841
Exercise of warrants	240,490	-	885,003	-	-	885,003	-	885,003
Conversion of debt into common stock	2,155,172	-	2,411,027	-	-	2,411,027	-	2,411,027
Stock-based compensation	-	-	160,865	-	-	160,865	-	160,865)
Cumulative translation adjustment	-	-	-	70,372	-	70,372	-	70,372
Net loss	-	-	-	-	(4,042,331)	(4,042,331)	(532,505)	(4,574,836)
Balance at December 31, 2024	4,901,677	134,075,745	16,511,273	318,659	(139,476,353)	11,429,324	(7,920,052)	3,509,272

Stock-based compensation	-	-	430,428	-	-	430,428	-	430,428
Cumulative translation adjustment	-	-	-	123,336	-	123,336	-	123,336
Net loss	-	-	-	-	(1,792,166)	(1,792,166)	(352,567)	(2,144,733)
Balance at December 31, 2025	4,901,677	134,075,745	16,941,701	441,995	(141,268,519)	10,190,922	(8,272,619)	1,918,303

The accompanying notes are an integral part of these consolidated financial statements.

Versus Systems Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
	($)	($)

OPERATING ACTIVITIES
Net Loss	$(2,144,733)	$(4,574,836)
Adjustments to reconcile net loss to net cash:
Amortization of property and equipment	-	1,688
Accretion of interest expense	-	17,795
Share-based compensation	430,428	160,865
Changes in accounts receivable
Receivables	(836,000)	18,222
Prepaid expenses and other current assets	380,972	(300,493)
Deferred revenue	-	(35,049)
Accounts payable and accrued liabilities	116,471	(260,140)
Cash flows used in operating activities	(2,052,862)	(4,971,948)

INVESTING ACTIVITIES
Development of intangible assets	(609,000)	-
Cash flows used in investing activities	(609,000)	-

FINANCING ACTIVITIES
Proceeds from convertible debt – related party	-	2,500,000
Proceeds from warrant exercises	-	885,003
Payments of share and debt issuance costs	-	(106,768)
Cash flows from financing activities	-	3,278,235

Effect of foreign exchange	123,336	70,620
Change in cash and cash equivalents during the period	(2,538,526)	(1,623,093)
Cash and cash equivalents - Beginning of period	3,065,914	4,689,007
Cash and cash equivalents - End of period	$527,388	$3,065,914

Supplemental disclosures of cash flow
Interest paid	$-	$-
Income taxes paid	$-	$-
Noncash investing and financing activities
Debt converted into common stock and warrants	$-	$2,411,027

The accompanying notes are an integral part of these consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

1.	NATURE OF OPERATIONS

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

1.	NATURE OF OPERATIONS (CONTINUED)

Pursuant to the License Agreement, as amended by a side letter executed on August 11, 2025 and supported by a legal opinion and confirmation, the Initial Term is non-cancellable for twelve (12) months commencing April 30, 2025, with monthly license fees of $165,000 payable regardless of use. ASPIS will pay for any required technology modifications, improvements, and developments to Versus’ technology in addition to the license fee. The Company retains ownership of the technology, and ASPIS holds an exclusive license to use it in the cybersecurity industry so long as ASPIS continues to pay the monthly license fee.

Going Concern

These consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of December 31, 2025, the Company has not achieved positive cash flow from operations and is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

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

Functional and presentation currency

These consolidated financial statements are presented in United States dollars, unless otherwise noted, which is the functional currency of the Company and its subsidiaries. The functional currency of our operating subsidiaries is generally the currency of the economic environment in which the subsidiary primarily does business. Our foreign subsidiaries’ financial statements are translated into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rates. Income, expenses, and cash flows are translated at the average foreign exchange rates for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of shareholders’ equity.

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

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

Significant assumptions about the future and other sources of estimation uncertainty that management has made at the end of the reporting period, that could result in a material adjustment to the carrying amounts of assets and liabilities in the event that actual results differ from assumptions made. These estimates and assumptions include valuing equity securities in share-based payments and warrants; and the impairment of intangible assets.

Cash

The Company considers all highly liquid marketable securities with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are typically unsecured and are derived from revenue earned from customers. They are stated at invoice value less estimated allowances for credit losses. The Company performs ongoing credit evaluations of its customers to determine allowances for potential credit losses and doubtful accounts. The company has confidence in its ability to collect on all contracted revenues earned from customers. As of December 31, 2025, accounts receivable related to ASPIS totaled $836,000, representing the unpaid amount because only the passage of time remains.

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. Potentially dilutive options which totaled 401,557 (December 31, 2024 – 2,555) and warrants excluded from diluted loss per share as of December 31, 2025 totaled 1,733,741 (December 31, 2024 – 1,733,741).

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ASC 820 recommends three main approaches for measuring the fair value of assets and liabilities: the market approach, the income approach, and the cost approach. The Company uses the appropriate approach based on the nature of the asset or liability being measured. Financial instruments include cash, receivables, accounts payable and accrued liabilities. The carrying values of the financial instruments included in current assets and liabilities approximate their fair values due to their short-term maturities.

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

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within its next twelve months. The Company’s tax years are subject to examination for 2022 and forward for U.S. Federal tax purposes and for 2021 and forward for state tax purposes.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss contingencies

A loss contingency is recognized when it is probable that a liability has been incurred as of the balance sheet date and the amount of the loss can be reasonably estimated. If a range of loss exists, the Company records the best estimate within the range, or the minimum amount if no amount within the range is a better estimate than any other. If a loss is reasonably possible but not probable, or the amount cannot be reasonably estimated, the contingency is disclosed but not accrued.

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

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

During the year ended December 31, 2025 the Company recognized $176,000 attributed to professional services. No revenue was recognized attributed to professional services for the year ended December 31, 2024.

License Revenue – Related party

On April 30, 2025, pursuant to the Technology License and Software Development Agreement (the “License Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), the Company delivered a functional license for its gamification, engagement, and QR code technology. ASPIS is an affiliate of Cronus Equity Capital Group, LLC (“CECG”), a significant shareholder of the Company. As of December 31, 2025, CECG beneficially owned approximately 20.20% of the Company’s outstanding common shares, and ASPIS beneficially owned approximately 43.97% of the Company’s outstanding common shares.

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Since the license is a functional license and the performance obligation was satisfied upon delivery on April 30, 2025, the Company recognized the entire transaction price of $1,980,000 as revenue in the quarter ended June 30, 2025. Any required technology modifications, improvements, and developments are separately payable by ASPIS and are not included in the fixed monthly license fee. The remaining fixed consideration is billed monthly over the remaining term in accordance with the contract’s billing schedule and, because only the passage of time is required before payment is due, unpaid amounts are presented as receivables rather than contract assets. The Company invoices ASPIS with 30 day payment terms.

For the year ended December 31, 2025 the Company has collected $1,320,000 from ASPIS.

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

Intangible Assets

Intangible assets consist of internally developed software. The Company amortizes such assets using the straight-line method over the expected useful life of the asset once. The Company evaluates the useful lives of these assets on an annual basis. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Impairment

The Company evaluates its finite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the use and eventual disposition of the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Research and development

Research and development costs are expensed as incurred. For the years ended December 31, 2025 and 2024, the Company incurred approximately $48,065 and $246,019, respectively, on research and development activities.

Foreign exchange

The Company uses US dollars as the reporting currency. The Company’s Canadian subsidiary functional currency is the Canadian dollar. The Company’s consolidated financial statements have been translated into US$. Assets and liabilities accounts are translated using the exchange rate at each reporting period end date. Equity accounts are translated at historical rates. Income and expense accounts are translated at the average rate of exchange during the reporting period. The resulting translation adjustments are reported under other comprehensive income (loss). Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the results of operations. The functional currency determinations were conducted through an analysis of the consideration factors identified in ASC 830, Foreign Currency Matters.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency transactions in currencies other than the United States dollar are recorded at exchange rates prevailing on the dates of the transactions. Foreign currency transaction gains and losses are generally recognized in profit or loss and presented within gain (loss) on foreign exchange. An aggregate gain of $0.1 million and loss of $0.1 million arising from foreign exchange transactions is included in other (expense) income, net for the year ended December 31, 2025 and 2024, respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) and represents the change in shareholders’ equity (deficit) which results from transactions and events from sources other than the Company’s shareholders. Comprehensive loss differs from net loss for the periods ended December 31, 2025 and 2024, due to the effects of foreign translation gains and losses.

New accounting pronouncements

Recently adopted accounting pronouncements

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

Recent accounting pronouncements not yet adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

Management does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on the Company’s present or future consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

3.	NON-CONTROLLING INTEREST IN VERSUS LLC

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

The net loss for Versus, LLC for the year ended December 31, 2025 and 2024 was $1,943,983 and $2,942,021, respectively. The net income (loss) attributable to the non-controlling interest for the year ended December 31, 2025 and 2024 was $(352,567) and $(532,505), respectively

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
	($)	($)
Assets
Current	1,990,959	3,310,563
Non-current	-
	1,990,959	3,310,563

Liabilities
Current	101,758	2,062
Non-current(1)	45,877,726	45,533,471
	45,979,484	45,535,533
Net liabilities	(43,988,525)	(42,224,970)
Non-controlling interest	(8,272,619)	(7,920,052)

(1)	Non-current liabilities primarily relate to intercompany balances within the consolidated group.

4.	INTANGIBLE ASSETS

Intangible assets were comprised of a business-to-business software platform that allows the Company to sell software attributed to cyber security to its customers. The Company began the project during the year ended December 31, 2025, therefore costs were capitalized during the years ended December 31, 2025. No costs were amortized during the year ended December 31, 2025 as the software development was not completed.

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities are comprised of the following:

	December 31, 2025	December 31, 2024
	($)	($)
Accounts payable	-	26,288
Accrued liabilities	142,759	-
	142,759	26,288

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

6.	RELATED PARTY TRANSACTIONS

On October 7, 2024, the Company entered into a Business Funding Agreement (the “Funding Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), pursuant to which ASPIS agreed to make a $2,500,000 investment in the Company. ASPIS, an affiliate of the Company’s largest shareholder—Cronus Equity Capital Group, LLC (“CECG”)—is a cloud-based mobile endpoint cyber security technology company for anti-tapping and anti-hacking within the government, finance, gaming and social media sectors. CEGC holds approximately 20.20% of the outstanding common shares of the Company based on the amount of Company common shares issued and outstanding as of December 31, 2025. See Note 7.

In addition, for the year ended December 31, 2025 ASPIS represented approximately 91% of revenue and 100% of the accounts receivable. See Note 2.

7.	CONVERTIBLE DEBT

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

8.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue is three hundred million (300,000,000) shares, of which two hundred million (200,000,000) shares shall be Common Stock, and one hundred million (100,000,000) shares shall be Preferred Stock.

b)	Issued share capital

During the year ended December 31, 2024, the Company:

i)	Issued 2,155,172 shares at a price of $1.16 per share for total proceeds of $2,500,000 as a result of the conversion of the Senior Note, net of issuance cost of $106,768.

ii)	Issued 240,490 common shares pursuant to exercise of 240,490 warrants at a price of $3.68 per share for total proceeds of $885,003.

During the year ended December 31, 2025 the Company did not issue any share capital.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 15% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

8.	SHARE CAPITAL (continued)

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Outstanding – December 31, 2024	2,555	64.99
Granted	399,078	2.18
Forfeited	(76)	165.38
Outstanding – December 31, 2025	401,557	2.57
Vested and exercisable	277,807	2.74

During the year ended December 31, 2025 and 2024 the Company recorded share-based compensation of $430,428 and $160,865, respectively, relating to options vested during the period. The remaining share-based compensation to be recognized is over the vesting term of the unvested options is $193,285 as of December 31, 2025. The remaining weighted average contractual term of the options outstanding as of December 31, 2025 is 9.2 years. The remaining expense is expected to be recognized over a weighted-average period of approximately 2.25 years.

The fair value of the options granted during the year ended December 31, 2025 was $1.56 per share. No options were granted during the year ended December 31, 2024.

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at December 31, 2025 the total intrinsic value of all outstanding options was none.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

December 31, 2025
Risk-free interest rate	4.03%
Expected life of options	5.0 years
Expected dividend yield	Nil
Volatility	98.83%

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

8.	SHARE CAPITAL (continued)

d)	Warrants outstanding

During the year ended December 31, 2024, the Company issued 1,077,586 common stock warrants in conjunction with the conversion of the Senior Note issuance, with an exercise price of $4.00 per share.

At December 31, 2025, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
January 26, 2026	7,030	1,800.00	0.08
February 28, 2027	20,689	460.80	1.07
December 6, 2027	13,781	20.00	1.83
December 9, 2027	9,876	17.60	1.83
January 18, 2028	25,906	124.80	2.08
February 2, 2028	10,938	14.40	2.08
October 17, 2028	543,468	3.68	2.58
October 17, 2028	24,457	4.05	2.58
December 24, 2029	1,077,586	4.00	3.67
	1,733,741	18.71	3.45

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

9.	INCOME TAXES

a)	Provision for Income Taxes

The components of loss before income taxes are as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(2,143,137)	$(3,019,430)
Foreign	-	(1,531,180)
Total	$(2,143,137)	$(4,550,610)

Upon adoption of ASU No. 2023-09, for the year ended December 31, 2025 and 2024, the provision for income taxes differs from the expense that would be obtained by applying the U.S. federal statutory income tax rate as a result of the following:

	2025	2025	2024	2024
	($)	(%)	($)	(%)
Loss before income taxes for the year	(2,143,137)		(4,550,610)

Income tax at federal statutory rate	(450,059)	(21)%	(1,248,000)	(27)%
Increase (decrease) in tax resulting from:
Change in statutory, foreign tax, foreign exchange rates and other	-	-%	185,000	4%
Permanent differences	93,055	4%	36,226	1%
Foreign exchange	-	-%	732,000	16%
California minimum tax	1,600	-%	1,000	-%
Late filing penalty	-	-%	24,000	-%
Change in unrecognized deductible temporary differences	328,000	16%	125,000	2%
Other	29,000	1%	169,000	4%
Income tax expense	1,596		24,226

The difference between the statutory federal income tax rate and the Company’s effective tax rate in 2025, and 2024 is primarily attributable to the parent (filer) now domiciled in United States as of December 31, 2024.

The net deferred tax assets (liabilities) are comprised of the following:

	2025	2024
	($)	($)
Deferred tax assets:
Non-capital losses carry-forward	12,609,434	18,198,000
Share issuance costs	-	733,000
Other deferred	1,648	51,000
Allowable capital losses	-	3,350,000
Property and equipment	-	55,000
Valuation allowance	(12,610,978)	(22,387,000)
Total deferred income taxes	-	-

A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence such as its projections for future growth. On the basis of this evaluation, at December 31, 2025 and 2024, a valuation allowance of $12.6 million and $22.4 million, respectively, has been recorded. As of December 31, 2025, the Company has no more Canadian net operating loss ("NOL") carryforward and capital loss carryforwards as the Company has transferred its continuance of business from the Province of British Columbia into the State of Delaware, and it became the U.S. income tax filer.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant and wide-ranging changes to the U.S. federal tax system. The OBBBA did not have a material impact on income tax benefit or expense or related tax assets or liabilities given that the Company remains in a net operating loss (“NOL”) position and has previously recorded a fully-offsetting valuation allowance against all deferred tax assets.

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

9.	INCOME TAXES (continued)

As of December 31, 2025, the Company has accumulated federal net operating loss (“NOL”) carryforwards of $60.0 million. As of December 31, 2024, the Company has accumulated federal and Canadian NOL carryforwards of $80.3 million.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 therefore the ability to offset taxable income in the future may be impacted by ownership changes occurring prior to December 31, 2025. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company’s tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company’s effective tax rate.

The Company is subject to taxation in the United States and various states. The Company has not been notified that it is under audit by the IRS or any state, however, due to the presence of NOL carryforwards, all the income tax years remain open for examination in each of these jurisdictions. There are no audits in any United States or foreign jurisdictions. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

Tax attributes are subject to review, and potential adjustment, by tax authorities. We redomiciled our jurisdiction from British Columbia to Delaware on December 18, 2024. Accordingly, the Company files income tax returns with the U.S. and state governments. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years before 2022.

10.	SEGMENT REPORTING

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

VERSUS SYSTEMS INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 and 2024

11.	COMMITMENTS AND CONTINGENCIES

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

During the first quarter of 2026, the Audit Committee of the Board of Directors, with the assistance of outside advisors, completed an investigation into the misappropriation of Company assets by the Company’s former Chief Financial Officer. The investigation determined that, between the fourth quarter of 2024 and the first quarter of 2026, approximately $829,895 of Company funds had been misappropriated as follows for the quarters ended December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, December 31, 2025 and March 31, 2026: $10,995, $124,868, $196,711, $155,792, $298,568, and $42,961, respectively.

Management, under the oversight of the Audit Committee, evaluated the quantitative and qualitative significance of this matter, including the fact that it involved a former executive officer, in accordance with Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on that evaluation, management concluded that the amounts were not material to any previously issued annual or interim financial statements, individually or in the aggregate. Accordingly, the Company has not restated or revised any previously issued financial statements in connection with this matter.

The Company determined that the misappropriated amounts related to historical operating expenditures and were recorded within operating expenses in the periods in which they were incurred; accordingly, no adjustments to previously issued financial statements were required.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2025 through April 15, 2026, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto, except as described the below:

In connection with the matter described in Note 11, the Company’s former Chief Financial Officer executed a promissory note dated March 23, 2026 to repay the misappropriated funds. Under the terms of the promissory note, the principal amount is payable to the Company in two installments due on April 22, 2026 and June 21, 2026. The Company is pursuing recovery of the amounts misappropriated; however, there can be no assurance that the Company will collect the promissory note in part or in full.

On April 15, 2026, the Company and certain of its shareholders entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, the Company will sell to such shareholders, and such shareholders will purchase for cash, a number of shares of Company common stock, at a price, equal to $1,700,000 divided by 105% of the closing price of a share of Company common stock on the day preceding consummation. The purchase price per share shall be 105% of such closing price. The parties expect to close the sale of stock contemplated by the SPA on or before May 14, 2026. Based on the Company’s historic and projected expenses and revenues, the Company expects the proceeds from such sale to result in the Company maintaining at least $2,500,000 in stockholders’ equity through at least December 31, 2026.