Form 10-Q
period 2026-03-31
Versus Systems Inc.
filed 2026-05-15
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 4,901,677 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Versus Systems Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	($)	($)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$422,903	$527,388
Accounts receivable	193,300	836,000
Prepaid expenses	106,750	88,674
Total current assets	722,953	1,452,062

Intangible asset	936,000	609,000
Total assets	$1,658,953	$2,061,062

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$459,340	$142,759
Total current liabilities	459,340	142,759

Non-current liabilities
Total liabilities	459,340	142,759

Stockholders’ equity
Share capital
Preferred stock, no par value. 100,000,000 authorized shares; no shares issued or outstanding, respectively	-	-
Common stock and additional paid in capital, no par value. 200,000,000 authorized shares; 4,901,677 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	151,038,922	151,017,446
Accumulated other comprehensive income	520,524	441,995
Deficit	(141,951,719)	(141,268,519)
Total Versus Systems, Inc. stockholders’ equity	9,607,727	10,190,922
Non-controlling interest	(8,408,114)	(8,272,619)
Total stockholders’ equity	1,199,613	1,918,303
Total liabilities, non-controlling interest and stockholders’ equity	$1,658,953	$2,061,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	($)	($)
REVENUES	(Unaudited)	(Unaudited)
Revenues	17,300	199,347
Cost of revenues	-	8,223
Gross margin	17,300	191,124

EXPENSES
Research and development	-	6,149
Selling, general and administrative	835,995	1,357,736
Total operating expenses	835,995	1,363,885

Operating loss	(818,695)	(1,172,761)
Other income, net	-	16,284
Loss before provision	(818,695)	(1,156,477)
Provision for income taxes	-	-
Net loss	(818,695)	(1,156,477)
Less: Net loss attributable to non-controlling interest	135,495	194,731
Net loss attributable to Versus Systems, Inc. Shareholders	(683,200)	(961,746)

Per Share Data:
Basic and diluted earnings per share to shareholders	(0.14)	(0.20)
Weighted average shares - basic and diluted	4,901,677	4,901,677

Comprehensive income (loss)
Net loss	(818,695)	(1,156,477)
Other comprehensive income (loss), net of tax
Change in foreign currency translation, net of tax	78,529	(7,750)
Total comprehensive loss	(740,166)	(1,164,227)

Less: comprehensive loss attributable to non-controlling interest	135,495	194,731
Comprehensive loss attributable to shareholders	$(604,671)	$(969,496)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Number of Common Shares	Number of Class “A” Shares	Common Shares	Class “A” Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non-controlling Interest	Total stockholders’ equity
			($)	($)	($)	($)	($)	($)	($)	($)

Balance at December 31, 2024	4,901,677	-	134,075,745	-	16,511,273	318,659	(139,476,353)	11,429,324	(7,920,052)	3,509,272
Cumulative translation adjustment	-	-	-	-	-	7,750	-	7,750	-	7,750
Stock-based compensation	-	-	-	-	366,000	-	-	366,000	-	366,000
Net loss	-	-	-	-	-	-	(961,746)	(961,746)	(194,731)	(1,156,477)
Balance at March 31, 2025	4,901,677	-	134,075,745	-	16,877,273	326,409	(140,438,099)	10,841,328	(8,114,783)	2,726,545

Balance at December 31, 2025	4,901,677	-	134,075,745	-	16,941,701	441,995	(141,268,519)	10,190,922	(8,272,619)	1,918,303
Cumulative translation adjustment	-	-	-	-	-	78,529	-	78,529	-	78,529
Stock-based compensation	-	-	-	-	21,476	-	-	21,476	-	21,476
Net loss	-	-	-	-	-	-	(683,200)	(683,200)	(135,495)	(818,695)
Balance at March 31, 2026	4,901,677	-	134,075,745	-	16,963,177	520,524	(141,951,719)	9,607,727	(8,408,114)	1,199,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	($)	($)
Cash flows from operating activities	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net Loss	(818,695)	(1,156,477)
Adjustments to reconcile net loss to net cash:
Stock-based compensation	21,476	366,000
Changes in operating assets and liabilities:
Receivables	642,700	-
Prepaids	(18,076)	173,258
Deferred revenue	-
Accounts payable and accrued liabilities	316,581	(24,226)
Cash provided by (used in) operating activities	143,986	(641,445)

INVESTING ACTIVITIES
Development of intangible assets	(327,000)	-
Cash flows used in investing activities	(327,000)	-

Effect of foreign exchange	78,529	7,750
Change in cash and cash equivalents during the period	(104,485)	(633,695)
Cash and cash equivalents - Beginning of period	527,388	3,065,914
Cash and cash equivalents - End of period	422,903	2,432,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND LIQUIDITY

Versus Systems Inc. (the Company) was continued under the Business Corporations Act (British Columbia) effective January 2, 2007. On December 24, 2024, a special resolution was approved authorizing and approving the continuance of the Company from the Province of British Columbia in accordance with the Business Corporations Act (British Columbia) into the State of Delaware in accordance with the Delaware General Corporation Law. The Company’s headquarters is located at 3500 South DuPont Highway Dover, DE 19901. The Company’s common stock is traded on the NASDAQ under the symbol “VS”.

The Company is engaged in the technology sector and has developed a proprietary prizing and promotions tool allowing game developers and creators of streaming media, live events, broadcast TV, games, apps, and other content to offer real-world prizes inside their content. The ability to win prizes drives increased levels of consumer engagement creating an attractive platform for advertisers.

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

In September 2024 the Company closed down its operations within the United Kingdom, Versus Systems UK, Ltd.

In October 2024, the Company entered into a $2,500,000 funding agreement with ASPIS Cyber Technologies (“ASPIS”). Pursuant to that agreement, the Company issued to ASPIS a senior convertible promissory note in the principal amount of $2,500,000 (the “Senior Note”). The Senior Note provides that upon approval by the Company’s shareholders and the Company’s redomiciling to Delaware the amount funded to date plus, at ASPIS’s option, any accrued and unpaid interest thereon, will be converted into units of the Company, each equal to (a) one common share of the Company and (b) a warrant to purchase one-half of one Common Share at a purchase price of $4.00 per one whole share, exercisable for five years.

On December 24, 2024, ASPIS converted the outstanding Senior Note into 2,155,172 shares of common stock and 1,077,586 common stock warrants at an exercise price of $4.00 per share. The warrants were deemed to be equity classified, therefore the book value of the Senior Note was converted to equity and recorded within additional paid in capital on the consolidated balance sheet.

Additionally, the Company entered into a Technology License and Software Development Agreement (the “License Agreement”) in October 2024 which provides for the Company to license its gamification, engagement and QR code technology to ASPIS for use in ASPIS’s website business and for development of additional functionality for Versus’ technology.

Pursuant to the License Agreement, as amended by a side letter executed on August 11, 2025 and supported by a legal opinion and confirmation, the Initial Term is non-cancellable for twelve (12) months commencing April 30, 2025, with monthly license fees of $165,000 payable regardless of use. ASPIS will pay for any required technology modifications, improvements, and developments to Versus’ technology in addition to the license fee. The Company retains ownership of the technology, and ASPIS holds an exclusive license to use it in the cybersecurity industry so long as ASPIS continues to pay the monthly license fee. The Company and ASPIS are currently engaged in discussions on the terms of a potential renewal or extension of the agreement following the expiration of the Initial Term.

Going Concern

These condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of March 31, 2026, the Company is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND LIQUIDITY (continued)

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

Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026.

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	BASIS OF PRESENTATION (continued)

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

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. The following shares have been excluded from earnings per share as their inclusion would be anti-dilutive, which include options as of March 31, 2026 of 320,557 (March 31, 2025 – 401,633) and warrants of 1,726,701 (March 31, 2025 – 1,733,741).

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

During the three months ended March 31, 2026, the Company recognized $17,300 of revenue attributed to its legacy Xcite business. During the three months ended March 31, 2025 the Company recognized $176,000 attributed to professional services.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

License Revenue

On April 30, 2025, pursuant to the Technology License and Software Development Agreement (the “License Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), the Company delivered a functional license for its gamification, engagement, and QR code technology. ASPIS is an affiliate of Cronus Equity Capital Group, LLC (“CECG”), a significant shareholder of the Company. As of March 31, 2026, CECG beneficially owned approximately 20.20% of the Company’s outstanding common shares, and ASPIS beneficially owned approximately 43.97% of the Company’s outstanding common shares.

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

No revenue was recognized attributed to the license agreement for the three months ended March 31, 2026 and 2025, respectively. The Company and ASPIS are currently engaged in discussions on the terms of a potential renewal or extension of the agreement following the expiration of the Initial Term.

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

The net loss for Versus, LLC for the three-month periods ended March 31, 2026 and 2025 was $748,594 and $1,075,861, respectively. The net loss attributable to the non-controlling interest for the three-month periods ended March 31, 2026 and 2025 was $135,495 and $194,731, respectively

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026	December 31, 2025
	($)	($)
Assets
Current	722,953	1,381,959
Non-current(1)	936,000	609,000
	1,658,953	1,990,959

Liabilities
Current	459,340	101,758
Non-current(2)	45,777,715	45,877,726
	46,237,055	45,979,484
Net liabilities	(44,578,102)	(43,988,525)
Non-controlling interest	(8,408,114)	(8,272,619)

(1)	The Company reclassed $609,000 into long-term for the year ended December 31, 2025 attributable to intangible assets.
(2)	Non-current liabilities primarily relate to intercompany balances within the consolidated group.

5.	INTANGIBLE ASSETS

Intangible assets consist of internally developed software costs related to the Company's hosted business-to-business software platform. The platform is used by the Company to provide services to customers and is not sold, transferred, or licensed to customers for their possession. The Company accounts for these costs as internal-use software under ASC 350-40. No amortization was recorded because the software had not been placed in service and was not ready for its intended use.

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. The Company did not record an impairment loss during the three months ended March 31, 2026 and 2025, respectively.

6.	RELATED PARTY TRANSACTIONS

On October 7, 2024, the Company entered into a Business Funding Agreement (the “Funding Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), pursuant to which ASPIS agreed to make a $2,500,000 investment in the Company. ASPIS, the Company’s largest shareholder, is a cloud-based mobile endpoint cyber security technology company for anti-tapping and anti-hacking within the government, finance, gaming and social media sectors.

ASPIS is an affiliate of Cronus Equity Capital Group, LLC (“CECG”). ASPIS holds approximately 43.97% and CECG holds approximately 20.20%, respectively, of the outstanding common shares of the Company based on the amount of Company common shares issued and outstanding as of March 31, 2026. See Note 7.

In addition, for the three months ended March 31, 2026 and 2025 ASPIS represented approximately 0% and 88% of revenue and 91% and 100% of the accounts receivable as of March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025 the Company had a receivable balance owed from ASPIS of $176,000 and $836,000, respectively.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue three hundred million (300,000,000) shares, of which two hundred million (200,000,000) shares shall be Common Stock, and one hundred million (100,000,000) shares shall be Preferred Stock.

b)	Issued share capital

During the three-month periods ended March 31, 2026 and 2025, the Company did not issue share capital.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 15% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2025	401,557	2.57
Granted	-	-
Exercised	-	-
Forfeited	(81,000)	2.18
Balance – March 31, 2026	320,557	2.67
Vested and exercisable	240,557	2.83

For the three months ended March 31, 2026 and 2025 the Company recorded share-based compensation of $21,476 and $366,000, respectively, relating to options vested during the period. As of March 31, 2026, the remaining share-based compensation of $140,571 is expected to be recognized over 2.0 years. The remaining weighted average contractual term of the options outstanding as of March 31, 2026 is 8.95 years.

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at March 31, 2026 the total intrinsic value of all outstanding options was none.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

March 31, 2025
Risk-free interest rate	4.03%
Expected life of options	5 years
Expected dividend yield	Nil
Volatility	98.83%

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	SHARE CAPITAL (continued)

d)	Share purchase warrants

At March 31, 2026, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
February 28, 2027	20,689	460.80	0.82
December 6, 2027	13,781	20.00	1.58
December 9, 2027	9,876	17.60	1.25
January 18, 2028	25,906	124.80	1.83
February 2, 2028	10,938	14.40	1.83
October 17, 2028	543,468	3.68	2.33
October 17, 2028	24,457	4.05	2.33
December 24, 2029	1,077,586	4.00	3.42
	1,726,701	11.46	3.20

8.	SEGMENT REPORTING

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

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

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

In March 2026, the Company’s former Chief Financial Officer executed a promissory note dated March 23, 2026 to repay the misappropriated funds. Under the terms of the promissory note, the principal amount is payable to the Company in two installments due on April 22, 2026 and June 21, 2026. The Company is pursuing recovery of the amounts misappropriated; however, there can be no assurance that the Company will collect the promissory note in part or in full. As of May 15, 2026, no monies have been repaid on the promissory note. No receivable was recorded as of March 31, 2026 as collection was not reasonably assured.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of March 31, 2026 through May 15, 2026, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto, except as described below:

Former CFO Promissory Note

In connection with the matter described in Note 9, the Company’s former Chief Financial Officer executed a promissory note dated March 23, 2026 to repay the misappropriated funds. Under the terms of the promissory note, the principal amount is payable to the Company in two installments due on April 22, 2026 and June 21, 2026. The Company is pursuing recovery of the amounts misappropriated; however, there can be no assurance that the Company will collect the promissory note in part or in full. As of May 15, 2026, no monies have been repaid on the promissory note.

Stock Purchase Agreement

On April 15, 2026, the Company and ASPIS entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, the Company will sell to ASPIS, and ASPIS will purchase for cash, a number of shares of Company common stock, at a price, equal to $1,700,000 divided by 105% of the closing price of a share of Company common stock on the day preceding consummation. The purchase price per share shall be 105% of such closing price. On May 15, 2026, the Company received notification from ASPSIS that they wired $1,200,000 pursuant to the Stock Purchase Agreement; however, no shares had been issued under the SPA as of such date. The Company expects to receive the remaining balance of the purchase price in the near future and all shares will be issued at that time.

Nasdaq Deficiency Letter

On April 29, 2026, the Nasdaq Stock Market, LLC (“Nasdaq”) issued a deficiency letter to the Company. The basis of the letter is that as of December 31, 2025, the Company did not maintain a minimum of $2,500,000 in stockholders’ equity as required for continued listing by Nasdaq Listing Rule 5550(b)(1). As disclosed in the Company’s Form 10-K for the period ended December 31, 2025, the Company had stockholders’ equity of $1,918,303. As of April 29, 2026, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations.

The deficiency letter has no immediate effect on the listing of the Company’s securities on Nasdaq. Nasdaq has provided the Company with 45 calendar days, or until June 13, 2026, to submit a plan to regain compliance with stockholders’ equity requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension until October 26, 2026, for the Company to regain compliance. The Company will submit its plans to regain compliance to Nasdaq on or before June 13, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with and is qualified in its entirety by reference to the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors,” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and any updates thereto set forth in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including future SEC filings.

Overview

We offer a suite of proprietary business-to-business software tools that are meant to drive user engagement through gamification and rewards. These tools allow our partners to offer in-game prizing and rewards, including merchandise, coupons, digital goods, and sweepstakes entries — inside their websites, their venues, or their streaming media content.

Our customers mostly sports teams, venues (Arenas, Football Stadiums, Baseball Stadiums), fan engagement and sponsor activation platforms, digital out-of-home media companies, and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At March 31, 2026 and December 31, 2025, we had four active customers.

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

Operating Results

Comparison of Results of Operations for the Three-Month periods ended March 31, 2026 and March 31, 2025

The following table summarizes our results of operations for the three-month periods ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025

Statement of Operations and Comprehensive Loss Data:
Revenue	$17,300	$199,347
Cost of revenues	-	8,223
Gross Margin	17,300	191,124

Expenses
Research and development	-	6,149
Selling, general and administrative	835,995	1,357,736
Total Operating Expenses	835,995	1,363,885
Operating loss	(818,695)	(1,172,761)
Other income/(expense)	-	16,284
Net loss	(818,695)	(1,156,477)

Revenue

Revenue was $17,300 for the three-month period ended March 31, 2026, representing a decrease of $182,047, or 91%, from $199,347 for the three-month period ended March 31, 2025. The decrease was primarily due to one-time consulting services attributed to the ASPIS arrangement which accounted for approximately $176,000 during the three months ended March 31, 2025.

Cost of revenues

Cost of revenues was $0 for the three-month period ended March 31, 2026, representing a decrease of $8,223 or 100%, from $8,223 for the three month period ended March 31, 2025. The decrease was primarily due to a change in revenue mix as the $17,300 of revenue was attributable to the Company’s legacy Xcite business, which did not incur associated cost of revenues during the period.

Research and development

Research and development was $0 for the three month period ended March 31, 2026, representing a decrease of $6,149, or 100%, from $6,149 for the three month period ended March 31, 2025. The decrease was primarily due to a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $835,995 for the three-month period ended March 31, 2026, representing a decrease of $521,741, or 38%, from $1,357,736 for the three month period ended March 31, 2025. The decrease was primarily due to a decrease in administrative employees and stock compensation.

Loss from Operations

Loss from operations was $818,695 for the three month period ended March 31, 2026, representing a decrease of $354,066, or 30%, from $1,172,761 for the three month period ended March 31, 2025. The decrease was primarily the result of decreased expenses and headcount offset by the decrease in revenue.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

Since inception, the Company has incurred operating losses as it continues to invest in developing and commercializing its technology platform. The company incurred a net loss of $0.8 million for the three months ended March 31, 2026. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $2.1 million and $4.6 million, respectively. During these periods, operations were primarily financed through residual proceeds from the Company’s initial public offering of common shares in January 2021 and subsequent equity and debt transactions, including warrant exercises and private placements. In October 2024, warrant holders exercised approximately $0.9 million of warrants, and in November and December 2024 the Company raised $2.5 million through convertible notes. Our cash and cash equivalents as of March 31, 2026 was $0.4 million. Our primary cash needs are for working capital requirements, headcount, capital expenditures and to fund our operations.

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

The Company and ASPIS entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, the Company will sell to ASPIS, and Aspis will purchase for cash, a number of shares of Company common stock, at a price, equal to $1,700,000 divided by 105% of the closing price of a share of Company common stock on the day preceding consummation. The purchase price per share shall be 105% of such closing price. On May 15, 2026, the Company received notification from ASPSIS that they wired $1,200,000 pursuant to the Stock Purchase Agreement; however, no shares had been issued under the SPA as of such date. The Company expects to receive the remaining balance of the purchase price in the near future and all shares will be issued at that time. Based on the Company’s historic and projected expenses and revenues, the Company expects the proceeds from the SPA to result in the Company maintaining at least $2,500,000 in stockholders’ equity through at least December 31, 2026.

In addition, as disclosed in Note 9, in the first quarter of 2026, the Audit Committee of the Company’s Board of Directors conducted an internal investigation and determined that fraudulent activity involving the Company’s former Chief Financial Officer had occurred. A promissory note was executed in connection therewith; however, there can be no assurance that such note will be collected in part or full or at all. As of May 15, 2026, no monies have been repaid on the promissory note.

Our financial condition and liquidity is and will continue to be influenced by a variety of factors, including:

●	our ability to generate cash flows from our operations;

●	future indebtedness and the interest we are obligated to pay on this indebtedness;

●	the availability of public and private debt and equity financing;

●	changes in exchange rates which will impact our generation of cash flows from operations when measured in CAD; and

●	our capital expenditure requirements.

Cash Flows

The following summarizes the key components of our cash flows for the three month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash provided by (used in) operating activities	$143,986	$(641,445)
Net cash used in investing activities	(327,000)	-
Net cash provided by financing activities	-	-
Effect of foreign exchange	78,529	7,750
Net decrease in cash and cash equivalents	$(104,485)	$(633,695)

Operating Activities

Net cash provided by operating activities for the three month period ended March 31, 2026 was $143,986 as compared to cash used in operations of $641,445 for the three month period ended March 31, 2025. The decrease in cash used in operating activities was primarily attributable to a decrease in the net loss of $337,782, increase in collections of accounts receivable of $642,700 and an increase in accounts payable and accrued liabilities of $340,807. These increases were offset by decreases in stock-based compensation of $344,524 and prepaid expenses of $191,334.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $327,000 as compared to $0 for the three months ended March 31, 2025. The change in cash flow used in investing activities was primarily attributable to monies spent on capitalized software development for technology attributed to the Company’s new product offerings.

Financing Activities

No cash was used in or provided by financing activities for the three months ended March 31, 2026 and 2025, respectively.

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

Our critical accounting estimates reflecting management’s estimates and judgments are described in our Annual Report on Form 10-K for the year ended December 31, 2025. We have reviewed recently issued accounting pronouncements and are evaluating the potential impact, if any, on our condensed consolidated financial statements. Accordingly, there have been no material changes to critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our principal executive and principal financial officer, has concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses in our internal controls over financial reporting described below.

Management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weaknesses in its internal control over financial reporting:

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

Remediation Plan and Activities

Our management, under the oversight of the Audit Committee, has developed a plan to remediate the material weaknesses described above. The remediation plan includes improving segregation of duties through organizational changes, implementing controls requiring independent preparation and review of key financial reporting activities, and strengthening controls over cash disbursements.

We will continue to evaluate and improve our internal control over financial reporting to address this issue and ensure the effectiveness of our financial reporting processes. Although we have taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will continue to monitor the effectiveness of our remediation plan and refine the remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal controls, including addition of qualified accounting personnel and the formalization of enhanced review and approval procedures for journal entries and cash disbursements to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026 (our “Annual Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report are not the only ones we face, and additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common shares could decline and you could lose part or all of your investment.

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

There can be no assurance that we will successfully raise additional capital, that we will improve our operating cash flow, or that we will be able to complete a strategic transaction. If none of those occur, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing a financing, improved operations, or a strategic transaction. In addition, if our board of directors were to approve and recommend a dissolution and liquidation of our company, under Delaware law, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

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

If we fail to regain or thereafter do not maintain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted.

Our common stock is currently listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those relating to stockholders’ equity, market value of publicly held shares minimum bid price, and corporate governance requirements. There can be no assurance that we will regain compliance with the minimum stockholders’ equity requirement or continue to satisfy the other listing requirements. If we fail to regain or maintain compliance with Nasdaq listing standards, our common stock could be delisted, which could negatively impact the liquidity and market price of our securities, prevent analyst coverage, decrease the ability of investors to trade our securities, and impair our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
3.1	Certificate of Corporate Domestication and Certificate of Incorporation	8-K	12/26/2024	3.1

3.2	Bylaws	S-4	11/14/2024	3.2

4.1	Specimen Stock Certificate evidencing common shares.	F-1/A	1/11/2021	4.1

4.2	Warrant Agent Agreement dated January 20, 2021 between Versus System Inc. and Computershare, including forms of Unit A Warrants and Unit B Warrants.	6-K	1/21/2021	99.2

4.3	Representative Warrant Agreement dated January 20, 2021.	F-1/A	12/14/2020	4.3

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS SYSTEMS INC.

Date: May 15, 2026	/s/ Luis Goldner
Luis Goldner
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)