Form 10-Q
period 2026-06-30
Versus Systems Inc.
filed 2026-08-14
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 6,212,646 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Versus Systems Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	($)	($)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,361,714	$527,388
Accounts receivable	1,596,000	836,000
Prepaid expenses	91,290	88,674
Total current assets	3,049,004	1,452,062

Intangible asset	1,263,000	609,000
Total assets	$4,312,004	$2,061,062

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$761,499	$142,759
Total current liabilities	761,499	142,759

Total liabilities	761,499	142,759

Stockholders’ equity
Share capital
Preferred stock, no par value. 100,000,000 authorized shares; no shares issued or outstanding, respectively	-	-
Common stock and additional paid in capital, no par value. 200,000,000 authorized shares; 6,212,646 and 4,901,677 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	152,754,541	151,017,446
Accumulated other comprehensive income	561,524	441,995
Deficit	(141,478,422)	(141,268,519)
Total Versus Systems, Inc. stockholders’ equity	11,837,643	10,190,922
Non-controlling interest	(8,287,138)	(8,272,619)
Total stockholders’ equity	3,550,505	1,918,303
Total liabilities, non-controlling interest and stockholders’ equity	$4,312,004	$2,061,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($)	($)	($)	($)
REVENUES
Revenues	6,821	-	24,121	23,348
Revenues – related party	1,485,000	1,980,000	1,485,000	2,156,000
Cost of revenues	-	8,222	-	16,446
Gross profit	1,491,821	1,971,778	1,509,121	2,162,902

EXPENSES
Research and development	-	6,219	-	12,368
Selling, general and administrative	897,548	1,026,758	1,733,543	2,384,494
Total operating expenses	897,548	1,032,977	1,733,543	2,396,862

Operating income (loss)	594,273	938,801	(224,422)	(233,960)
Other income (expense), net	-	3,660	-	19,944
Income (loss) before provision for income taxes	594,273	942,461	(224,422)	(214,016)
Provision for income taxes	-	-	-	-
Net income (loss)	594,273	942,461	(224,422)	(214,016)
Less: net income (loss) attributable to non-controlling interest	120,976	270,126	(14,520)	75,396
Net income (loss) attributed to Versus Systems, Inc. Shareholders	473,297	672,335	(209,902)	(289,412)

Per Share Data:
Basic and diluted earnings (loss) per share to shareholders	0.10	0.14	(0.04)	(0.06)
Weighted average shares - basic	4,959,302	4,901,677	4,930,490	4,901,677

Diluted earnings (loss) per share to shareholders	0.10	0.14	(0.04)	(0.06)
Weighted average shares - diluted	4,959,302	4,927,369	4,930,490	4,901,677

Comprehensive income (loss):
Net income (loss)	594,273	942,461	(224,422)	(214,016)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation, net of tax	(41,000)	(117,564)	(119,529)	(125,314)
Total comprehensive income (loss)	553,273	824,897	(343,951)	(339,330)

Less: comprehensive income (loss) attributable to non-controlling interest	120,976	270,126	(14,520)	75,396
Comprehensive income (loss) attributable to shareholders	$432,297	$554,771	$(329,431)	$(414,726)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Number of Common Shares	Common Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non-controlling Interest	Total stockholders’ equity
		($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2025	4,901,677	134,075,745	16,941,701	441,995	(141,268,519)	10,190,922	(8,272,619)	1,918,303

Stock-based compensation	-	-	21,476	-	-	21,476	-	21,476
Cumulative translation adjustment	-	-	-	78,529	-	78,529	-	78,529
Net Loss	-	-	-	-	(683,200)	(683,200)	(135,495)	(818,695)

March 31, 2026	4,901,677	134,075,745	16,963,177	520,524	(141,951,719)	9,607,727	(8,408,114)	1,199,613
Stock-based compensation	-	-	15,619	-	-	15,619	-	15,619
Issuance of common stock	1,310,969	-	1,700,000	-	-	1,700,000	-	1,700,000
Cumulative translation adjustment	-	-	-	41,000	-	41,000	-	41,000
Net Income	-	-	-	-	473,297	473,297	120,976	594,273

Balance at June 30, 2026	6,212,646	134,075,745	18,678,796	561,524	(141,478,422)	11,837,643	(8,287,138)	3,550,505

	Number of Common Shares	Common Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non-controlling Interest	Total stockholders’ equity
		($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2024	4,901,677	134,075,745	16,511,273	318,659	(139,476,353)	11,429,324	(7,920,052)	3,509,272

Stock-based compensation	-	-	366,000	-	-	366,000	-	366,000
Cumulative translation adjustment	-	-	-	7,750	-	7,750	-	7,750
Net Loss	-	-	-	-	(961,746)	(961,746)	(194,731)	(1,156,477)

March 31, 2025	4,901,677	134,075,745	16,877,273	326,409	(140,438,099)	10,841,328	(8,114,783)	2,726,545
Stock-based compensation	-	-	21,476	-	-	21,476	-	21,476
Cumulative translation adjustment	-	-	-	117,564	-	117,564	-	117,564
Net Income	-	-	-	-	672,335	672,335	270,126	942,461

Balance at June 30, 2025	4,901,677	134,075,745	16,898,749	443,973	(139,765,764)	11,652,703	(7,844,657)	3,808,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
	($)	($)
Cash flows from operating activities	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net Loss	(224,422)	(214,016)
Adjustments to reconcile net loss to net cash:
Stock-based compensation	37,095	387,476
Changes in operating assets and liabilities:
Receivables – related party	(760,000)	(330,000)
Contract asset – related party	-	(1,650,000)
Prepaids	(2,615)	289,669
Deferred revenue	-	-
Accounts payable and accrued liabilities	618,739	7,899
Cash used in operating activities	(331,203)	(1,508,972)

INVESTING ACTIVITIES
Development of intangible assets	(654,000)	-
Cash flows used in investing activities	(654,000)	-

FINANCING ACTIVITIES
Issuance of common stock	1,700,000	-
Cash flows provided by financing activities	1,700,000	-

Effect of foreign exchange	119,529	125,314
Change in cash and cash equivalents during the period	834,326	(1,383,658)
Cash and cash equivalents - Beginning of period	527,388	3,065,914
Cash and cash equivalents - End of period	1,361,714	1,682,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

The Company is a fan engagement and rewards technology company that builds interactive experiences inside media, entertainment, and sports environments. Their core product is a real time rewards engine that lets viewers or players earn prizes, gift cards, discounts, merchandise, experiences, by completing challenges or engaging with their content. The ability to win prizes drives increased levels of consumer engagement creating an attractive platform for advertisers.

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

On April 15, 2026, the Company and ASPIS entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, the Company sold to ASPIS, and ASPIS purchased for cash, a number of shares of Company common stock, at a price, equal to $1,700,000 divided by 105% of the closing price of a share of Company common stock on the day preceding consummation. The purchase price per share was 105% of such closing price. On June 26, 2026, the Company consummated the transaction contemplated by its Stock Purchase Agreement with ASPIS dated April 15, 2026. Specifically, the Company issued 1,310,969 shares of Company common stock for total consideration of $1,700,000.

In addition, on May 15, 2026, ASPIS renewed and extended its Technology License and Software Development Agreement with the Company. Pursuant to this amendment, the Company delivered a functional license for its gamification, engagement, and QR code technology, and ASPIS will pay the Company a license fee of $165,000 per month through at least January 31, 2027. Since the license is a functional license and the performance obligation was satisfied upon delivery, the Company recognized the entire transaction price of $1,485,000 as revenue in the quarter ended June 30, 2026.

The Company has established a partnership with Drinkfinger to support the Company’s expansion into the Latin American market and to enhance its fan engagement product offerings. Drinkfinger is a simple, lightweight device that attaches to a beverage and includes a QR code that launches Versus’ interactive experiences without requiring an app download. When fans scan the Drinkfinger, Versus delivers real time games, predictions, instant win rewards, and AR features that increase engagement and provide measurable value for brands and venues. This partnership is expected to expand the Company’s reach with new customers, deepen fan interaction at live events, and create incremental revenue opportunities through rewards, sponsorship activations, and data driven engagement programs.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND LIQUIDITY (continued)

Going Concern

These condensed consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate if the Company is not expected to continue operations for the foreseeable future. As of June 30, 2026, the Company is not able to finance day to day activities through operations and as such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

Basis of presentation

These condensed interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026.

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

Significant assumptions about the future and other sources of estimation uncertainty could result in material adjustments if actual results differ from management’s assumptions. These estimates and assumptions include valuing equity securities in share-based payments and warrants; and the impairment of intangible assets.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. The following shares have been excluded from earnings per share as their inclusion would be anti-dilutive, which include options as of June 30, 2026 of 320,557 (June 30, 2025 – 401,633) and warrants of 1,726,701 (June 30, 2025 – 1,733,741).

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

Non-controlling interest

Non-controlling interest in the Company’s less than wholly owned subsidiaries is classified as a separate component of equity. On initial recognition, non-controlling interest is measured at the fair value of the non-controlling entity’s contribution into the related subsidiary. Subsequent to the original transaction date, adjustments are made to the carrying amount of non-controlling interest for the non-controlling interest’s share of changes to the subsidiary’s equity.

Provision for Credit Losses

The Company accounts for credit losses on accounts receivable in accordance with ASC 326, Financial Instruments—Credit Losses. The Company evaluates its receivables based on shared risk characteristics and assesses the collectibility of the related balances.

The allowance for expected credit losses is based on relevant available information, which may include historical collection experience, the aging of receivables, customer-specific factors, current conditions, and reasonable and supportable forecasts. Receivables may be evaluated individually when appropriate.

Accounts are written off against the allowance when they are considered uncollectible. Changes in the allowance are recognized in the statement of operations. As of June 30, 2026, the Company recorded a receivable and a corresponding allowance for credit losses for the full amount of the receivable, as collection is not expected as it pertains to the $829,895 owed by the former CFO of the Company.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, if all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to the provision of income taxes in the period when such determination is made.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Tax positions that meet the more-likely-than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the taxing authority. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

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

No tax provision was recorded for the three and six months ended June 30, 2026 as a result of the forecasted loss for the full fiscal year and the availability of net operating losses to offset any potential income recognized, if any in fiscal 2026.

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

The Company earns revenue in two primary ways: 1) the sales of functional IP or 2) development and maintenance of custom-built software or other professional services.

The Company recognizes revenue when or as the performance obligations in the contract are satisfied. For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. Since the IP is determined to be a functional license, the value of the grant of use is recognized in the first period of the contract term in which the license agreement is in force.

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

During the three months ended June 30, 2026 and 2025, the Company recognized $6,821 and no revenue attributed to its legacy Xcite business. During the six months ended June 30, 2026 and 2025, the Company recognized $24,121 and $23,348 of revenue attributed to its legacy Xcite business. During the three months ended June 30, 2026 and 2025 the Company recognized $1,485,000 and $1,980,000 of revenue attributed to its Technology License and Software Development Agreement with ASPIS. During the six months ended June 30, 2026 and 2025 the Company recognized $1,485,000 and $2,156,000 of revenue attributed to its agreement with ASPIS.

Revenue recognition

License Revenue

On April 30, 2025, pursuant to the Technology License and Software Development Agreement (the “License Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), the Company delivered a functional license for its gamification, engagement, and QR code technology. ASPIS is an affiliate of Cronus Equity Capital Group, LLC (“CECG”), a significant shareholder of the Company. As of June 30, 2026, CECG beneficially owned approximately 15.94% of the Company’s outstanding common shares, and ASPIS beneficially owned approximately 55.79% of the Company’s outstanding common shares.

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

On May 15, 2026, ASPIS renewed and extended its Technology License and Software Development Agreement with the Company. ASPIS will pay the Company a license fee of $165,000 per month through at least January 31, 2027. Since the license is a functional license and the performance obligation was satisfied upon delivery, the Company recognized the entire transaction price of $1,485,000 as revenue in the quarter ended June 30, 2026.

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

Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“Subtopic 220-40”). This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for annual periods beginning after December 15, 2026, for interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements and related disclosures.

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

The net income for Versus LLC for the three-month periods ended June 30, 2026 and 2025 was $668,374 and $1,492,412, respectively. The net income attributable to the non-controlling interest for the three-month periods ended June 30, 2026 and 2025 was $120,976 and $270,126, respectively. The net income (loss) for Versus, LLC for the six-month periods ended June 30, 2026 and 2025 was $(80,220) and $416,551, respectively. The net income (loss) attributable to the non-controlling interest for the six-month periods ended June 30, 2026 and 2025 was $(14,520) and $75,396, respectively.

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026	December 31, 2025
	($)	($)
Assets
Current	3,049,004	1,381,959
Non-current(1)	1,263,000	609,000
	4,312,004	1,990,959

Liabilities
Current	732,397	101,758
Non-current(2)	45,877,727	45,877,726
	46,610,124	45,979,484
Net liabilities	(42,298,120)	(43,988,525)
Non-controlling interest	(8,287,138)	(8,272,619)

(1)	The Company reclassed $609,000 into long-term for the year ended December 31, 2025 attributable to intangible assets.
(2)	Non-current liabilities primarily relate to intercompany balances within the consolidated group.

5.	INTANGIBLE ASSETS

Intangible assets consist of internally developed software costs related to the Company’s hosted business-to-business software platform. The platform is used by the Company to provide services to customers and is not sold, transferred, or licensed to customers for their possession. The Company accounts for these costs as internal-use software under ASC 350-40. No amortization was recorded because the software had not been placed in service and was not ready for its intended use.

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. The Company did not record an impairment loss during the six months ended June 30, 2026 and 2025, respectively.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ASPIS is an affiliate of Cronus Equity Capital Group, LLC (“CECG”). ASPIS holds approximately 55.79% and CECG holds approximately 15.94%, respectively, of the outstanding common shares of the Company based on the amount of Company common shares issued and outstanding as of June 30, 2026. See Note 7.

On April 15, 2026, the Company and ASPIS entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, the Company sold to ASPIS, and ASPIS purchased for cash, a number of shares of Company common stock, at a price, equal to $1,700,000 divided by 105% of the closing price of a share of Company common stock on the day preceding consummation. The purchase price was 105% of such closing price. On June 26, 2026, the Company consummated the transaction contemplated by its Stock Purchase Agreement with ASPIS dated April 15, 2026. Specifically, the Company issued 1,310,969 shares of Company common stock for total consideration of $1,700,000.

In addition, on May 15, 2026, ASPIS renewed and extended its Technology License and Software Development Agreement with the Company. Pursuant to this amendment, the Company delivered a functional license for its gamification, engagement, and QR code technology, and ASPIS will pay the Company a license fee of $165,000 per month through at least January 31, 2027. Since the license is a functional license and the performance obligation was satisfied upon delivery, the Company recognized the entire transaction price of $1,485,000 as revenue in the quarter ended June 30, 2026.

In addition, for the three months ended June 30, 2026 and 2025, ASPIS represented approximately 99.5% and 100% of revenue and 98.4% and 98.9% of revenue for the six months ended June 30, 2026 and 2025. respectively. ASPIS represented 100% of the accounts receivable as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025 the Company had a receivable balance owed from ASPIS of $1,596,000 and $836,000, respectively.

7.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue three hundred million (300,000,000) shares, of which two hundred million (200,000,000) shares shall be Common Stock, and one hundred million (100,000,000) shares shall be Preferred Stock.

b)	Issued share capital

During the three-and-six month periods ended June 30, 2026, the Company issued 1,310,969 shares of common stock for total proceeds of $1.7 million.

During the three and six month periods ended June 30, 2025, the Company did not issue share capital.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 15% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	SHARE CAPITAL (continued)

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2025	401,557	2.57
Granted	-	-
Exercised	-	-
Forfeited	(81,000)	2.18
Balance – June 30, 2026	320,557	2.67
Vested and exercisable	250,557	2.80

For the three months ended June 30, 2026 and 2025 the Company recorded share-based compensation of $15,619 and $21,476, respectively, relating to options vested during the period. For the six months ended June 30, 2026 and 2025 the Company recorded share-based compensation of $37,095 and $387,476, respectively, relating to options vested during the period. As of June 30, 2026, the remaining share-based compensation of $109,333 is expected to be recognized over 2.0 years. The remaining weighted average contractual term of the options outstanding as of June 30, 2026 is 8.70 years.

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at June 30, 2026 the total intrinsic value of all outstanding options was none.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

June 30, 2025
Risk-free interest rate	4.03%
Expected life of options	5 years
Expected dividend yield	Nil
Volatility	98.83%

d)	Share purchase warrants

At June 30, 2026, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
February 28, 2027	20,689	460.80	0.57
December 6, 2027	13,781	20.00	1.33
December 9, 2027	9,876	17.60	1.00
January 18, 2028	25,906	124.80	1.58
February 2, 2028	10,938	14.40	1.58
October 17, 2028	543,468	3.68	2.08
October 17, 2028	24,457	4.05	2.08
December 24, 2029	1,077,586	4.00	3.17
	1,726,701	11.46	2.95

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	SEGMENT REPORTING

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

In March 2026, the Company’s former Chief Financial Officer executed a promissory note dated March 23, 2026 to repay the misappropriated funds. Under the terms of the promissory note, the principal amount was payable to the Company in two installments due on April 22, 2026 and June 21, 2026. The former Chief Financial Officer did not make the scheduled payments, therefore the Company is pursuing recovery of the amounts misappropriated; however, there can be no assurance that the Company will collect the promissory note in part or in full. No amounts have been repaid on the promissory note and no receivable was recorded as of June 30, 2026 as collection was not reasonably assured.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of June 30, 2026 through August 14, 2026, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto, except as described below:

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

The deficiency letter has no immediate effect on the listing of the Company’s securities on Nasdaq. Nasdaq has provided the Company with 45 calendar days, or until June 13, 2026, to submit a plan to regain compliance with stockholders’ equity requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension until October 26, 2026, for the Company to regain compliance. The Company submitted its plans to regain compliance in June 2026.

As disclosed in a Form 8-K filed on June 26, 2026, on that date, the Company consummated the transaction contemplated by its Stock Purchase Agreement with ASPIS dated April 15, 2026. Specifically, the Company issued 1,310,969 shares of Company common stock for total consideration of $1,700,000.

In addition, on May 15, 2026, ASPIS renewed and extended its Technology License and Software Development Agreement with the Company. Pursuant to this amendment, the Company delivered a functional license for its gamification, engagement, and QR code technology, and ASPIS will pay the Company a license fee of $165,000 per month through at least January 31, 2027. Since the license is a functional license and the performance obligation was satisfied upon delivery, the Company recognized the entire transaction price of $1,485,000 as revenue in the quarter ended June 30, 2026.

Nasdaq has advised the Company that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report, the Company does not evidence compliance, that it may be subject to delisting.

As a result of these transactions, as of July 27, 2026, the Company received a notice from Nasdaq noting the Company has regained compliance with the stockholders’ equity requirement.

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

Our customers are mostly sports teams, venues (Arenas, Football Stadiums, Baseball Stadiums), fan engagement and sponsor activation platforms, digital out-of-home media companies, and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At June 30, 2026 and December 31, 2025, we had four active customers.

Our products and games are designed so that end users could earn prizes by registering on our system and completing in-content challenges like trivia, polls, or casual mobile games. Players could use our system to play a variety of games and earn a wide range of prize types, provided by advertisers and sponsors. Our products include our in-venue Filter Fan Cam (“FFC”) products for live events, our stand-alone “Winfinite” product line that can be used by brands, advertising agencies, and content partners to reach potential customers outside of sports venues, on mobile devices, as well as the “Winfinite” Games, which are customizable web-based casual games. We also have an IP portfolio that could create future licensing and product development opportunities including our recently allowed Artificial Intelligence (“AI”) and Machine Learning (“ML”) series of patent claims.

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

Significant Components of Our Results of Operations

Operating Results

Comparison of Results of Operations for the Three-Month periods ended June 30, 2026 and June 30, 2025

The following table summarizes our results of operations for the three-month periods ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenue	$6,821	$-
Revenues – related party	1,485,000	1,980,000
Cost of revenues	-	8,222
Gross margin	1,491,821	1,971,778

Expenses
Research and development	-	6,219
Selling, general and administrative	897,548	1,026,758
Total operating expenses	897,548	1,032,977
Operating income	594,273	938,801
Other income, net	-	3,660
Net income	594,273	942,461

Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax	(41,000)	(117,564)
Total comprehensive income	$553,273	824,897

Basic earnings per share to shareholders	$0.10	$0.14

Revenue

Third party Revenue

Revenue was $6,821 for the three-month period ended June 30, 2026, representing an increase of $6,821, or 100%, from $0 for the three-month period ended June 30, 2025. The increase was the result of revenue earned from the Xcite business.

Related party Revenue

Related party revenue was $1,485,000 for the three-month period ended June 30, 2026, representing a decrease of $495,000, or 25%, from $1,980,000 for the three-month period ended June 30, 2025. The decrease was primarily due to a decrease in license revenue earned.

Cost of revenues

Cost of revenues was $0 for the three-month period ended June 30, 2026, representing a decrease of $8,222 or 100%, from $8,222 for the three month period ended June 30, 2025. The decrease was primarily due to the Company cancelling contracts associated with its cost of revenues for fiscal 2026.

Research and development

Research and development was $0 for the three month period ended June 30, 2026, representing a decrease of $6,219, or 100%, from $6,219 for the three month period ended June 30, 2025. The decrease was primarily due to a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $897,548 for the three-month period ended June 30, 2026, representing a decrease of $129,210, or 13%, from $1,026,758 for the three month period ended June 30, 2025. The decrease was primarily due to a decrease in administrative employees and stock compensation.

Income from Operations

Income from operations was $594,273 for the three month period ended June 30, 2026, representing a decrease of $344,528, or 37%, from $938,801 for the three month period ended June 30, 2025. The decrease was primarily the result of decrease in gross profit of $480,000 offset by a decrease in operating expenses of $135,000.

Comparison of Results of Operations for the six month period ended June 30, 2026 and June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenues	$24,121	$23,348
Revenues – related party	1,485,000	2,156,000
Cost of revenues	-	16,446
Gross margin	1,509,121	2,162,902

Expenses
Research and development	-	12,368
Selling, general and administrative	1,733,543	2,384,494
Total operating expenses	1,733,543	2,396,862
Operating loss	(224,422)	(233,960)
Other income (expense), net	-	19,944
Net loss	(224,422)	(214,016)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax	(119,529)	(125,314)
Total comprehensive loss	$(343,951)	(339,330)

Basic and diluted loss per share to shareholders	$(0.04)	$(0.06)

Revenue

Third party Revenue

Revenue was $24,121 for the six-month period ended June 30, 2026, representing an increase of $773, or 3%, from $23,348 for the six-month period ended June 30, 2025. The increase was the result of revenue earned from the Xcite business.

Related party Revenue

Related party revenue was $1,485,000 for the six-month period ended June 30, 2026, representing a decrease of $671,000, or 31%, from $2,156,000 for the six-month period ended June 30, 2025.The decrease was primarily due to one-time consulting services attributed to the ASPIS arrangement which accounted for approximately $176,000 during the three months ended June 30, 2025 in addition to a decline in license revenue earned of $495,000.

Cost of revenues

Cost of revenues was $0 for the six month period ended June 30, 2026, representing a decrease of $16,446, or 100%, from $16,446 for the six month period ended June 30, 2025. The decrease was due to the decrease in infrastructure needed for Xcite Interactive.

Research and development

Research and development was $0 for the six month period ended June 30, 2026, representing a decrease of $12,368, or 100%, from $12,368 for the six month period ended June 30, 2025. The decrease was primarily due to significant reductions in staff related to our company restructuring in the prior year.

Selling, general and administrative

Selling, general and administrative was $1,733,543 for the six month period ended June 30, 2026, representing a decrease of $650,951, or 27%, from $2,384,494 for the six month period ended June 30, 2025. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees and stock compensation.

Loss from Operations

Loss from operations was $224,422 for the six-month period ended June 30, 2026, representing a decrease of $9,538, or 4%, from $233,960 for the six-month period ended June 30, 2025. The decrease was primarily the result of decreased expenses and headcount offset by the decrease in revenue.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

Since inception, the Company has incurred operating losses as it continues to invest in developing and commercializing its technology platform. The Company incurred a net loss of $0.2 million for the six months ended June 30, 2026. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $2.1 million and $4.6 million, respectively. During these periods, operations were primarily financed through residual proceeds from the Company’s initial public offering of common shares in January 2021 and subsequent equity and debt transactions, including warrant exercises and private placements. In October 2024, warrant holders exercised approximately $0.9 million of warrants, and in November and December 2024 the Company raised $2.5 million through convertible notes and another $1.7 million in June 2026 as a result of a common stock issuance. Our cash and cash equivalents as of June 30, 2026 was $1.4 million. Our primary cash needs are for working capital requirements, headcount, capital expenditures and to fund our operations.

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

The Company and ASPIS entered into a Stock Purchase Agreement (the “SPA”). Pursuant to the SPA, the Company sold to ASPIS, and ASPIS purchased for cash, a number of shares of Company common stock, at a price, equal to $1,700,000 divided by 105% of the closing price of a share of Company common stock on the day preceding consummation. The purchase price per share was 105% of such closing price. Based on the Company’s historic and projected expenses and revenues, the Company expects the proceeds from the SPA to result in the Company maintaining at least $2,500,000 in stockholders’ equity through at least December 31, 2026. On June 26, 2026, the Company consummated the transaction contemplated by its Stock Purchase Agreement with ASPIS dated April 15, 2026. Specifically, the Company issued 1,310,969 shares of Company common stock for total consideration of $1,700,000.

In addition, as disclosed in Note 9, in the first quarter of 2026, the Audit Committee of the Company’s Board of Directors conducted an internal investigation and determined that fraudulent activity involving the Company’s former Chief Financial Officer had occurred. A promissory note was executed in connection therewith; however, there can be no assurance that such note will be collected in part or full or at all. As of August 14, 2026, no monies have been repaid on the promissory note.

Our financial condition and liquidity is and will continue to be influenced by a variety of factors, including:

●	our ability to generate cash flows from our operations;

●	future indebtedness and the interest we are obligated to pay on this indebtedness;

●	the availability of public and private debt and equity financing;

●	changes in exchange rates which will impact our generation of cash flows from operations when measured in CAD; and

●	our capital expenditure requirements.

Cash Flows

The following summarizes the key components of our cash flows for the six month periods ended June 30, 2026 and 2025:

	Six Month Period Ended June 30, 2026	Six Month Period Ended June 30, 2025
Net cash used in operating activities	$(331,203)	$(1,508,972)
Net cash used in investing activities	(654,000)	-
Net cash provided by financing activities	1,700,000	-
Effect of foreign exchange	119,529	125,314
Net increase (decrease) in cash and cash equivalents	$834,326	$(1,383,658)

Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2026 was $331,203 as compared to cash used in operations of $1,508,972 for the six month period ended June 30, 2025. The decrease in cash used in operating activities was primarily attributable to lower cash absorbed in accounts receivable of $1,220,000 offset by an increase in accounts payable of $610,839.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $654,000 as compared to $0 for the six months ended June 30, 2025. The change in cash flow used in investing activities was primarily attributable to monies spent on capitalized software development for technology attributed to the Company’s new product offerings.

Financing Activities

Net cash provided by financing activities was $1,700,000 for the six months ended June 30, 2026 compared to $0 for the six months ended June 30, 2025, respectively. The increase was attributed to the sale of common stock to ASPIS.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our principal executive and principal financial officer, has concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses in our internal controls over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal controls, including addition of qualified accounting personnel and the formalization of enhanced review and approval procedures for journal entries and cash disbursements to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026 (our “Annual Report”) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed with the SEC on May 15, 2026 (our “Q1 2026 Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report and our Q1 2026 Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report and our Q1 2026 Report are not the only ones we face, and additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common shares could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
3.1	Certificate of Corporate Domestication and Certificate of Incorporation	8-K	12/26/2024	3.1

3.2	Form of Versus Systems Inc. Bylaws	S-4/A	4/22/2024	3.2

4.1	Specimen Stock Certificate evidencing common shares.	F-1/A	1/11/2021	4.1

4.2	Warrant Agent Agreement dated January 20, 2021 between Versus System Inc. and Computershare, including forms of Unit A Warrants and Unit B Warrants.	6-K	1/21/2021	99.2

4.3	Representative Warrant Agreement dated January 20, 2021.	F-1/A	12/14/2020	4.3

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS SYSTEMS INC.

Date: August 14, 2026	/s/ Luis Goldner
Luis Goldner
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)