Form 10-Q
period 2026-09-30
Versus Systems Inc.
filed 2026-11-13
CIK 1701963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 6,212,646 of the registrant’s common shares outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Versus Systems Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	($)	($)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$932,617	$527,388
Accounts receivable	1,106,000	836,000
Prepaid expenses and other assets	265,431	88,674
Total current assets	2,304,048	1,452,062

Intangible asset	1,590,000	609,000
Total assets	$3,894,048	$2,061,062

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,002,267	$142,759
Total current liabilities	1,002,267	142,759

Total liabilities	1,002,267	142,759

Stockholders’ equity
Share capital
Preferred stock, no par value. 100,000,000 authorized shares; no shares issued or outstanding, respectively	-	-
Common stock and additional paid in capital, no par value. 200,000,000 authorized shares; 6,212,646 and 4,901,677 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	152,764,303	151,017,446
Accumulated other comprehensive income	558,489	441,995
Deficit	(142,010,013)	(141,268,519)
Total Versus Systems, Inc. stockholders’ equity	11,312,779	10,190,922
Non-controlling interest	(8,420,998)	(8,272,619)
Total stockholders’ equity	2,891,781	1,918,303
Total liabilities and stockholders’ equity	$3,894,048	$2,061,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($)	($)	($)	($)
REVENUES
Revenues	-	-	24,121	23,348
Revenues – related party	-	-	1,485,000	2,156,000
Cost of revenues	-	-	-	16,446
Gross profit	-	-	1,509,121	2,162,902

EXPENSES
Research and development	-	14,470	-	26,838
Selling, general and administrative	665,451	741,931	2,398,994	3,126,425
Total operating expenses	665,451	756,401	2,398,994	3,153,263

Operating income (loss)	(665,451)	(756,401)	(889,873)	(990,361)
Other income (expense), net	-	-	-	19,944
Loss before provision for income taxes	(665,451)	(756,401)	(889,873)	(970,417)
Provision for income taxes	-	(1,596)	-	(1,596)
Net loss	(665,451)	(757,997)	(889,873)	(972,013)
Less: net loss attributable to non-controlling interest	(133,860)	(220,182)	(148,379)	(144,786)
Net loss attributable to Versus Systems, Inc. shareholders	(531,591)	(537,815)	(741,494)	(827,227)

Per Share Data:
Basic and diluted loss per share to shareholders	(0.09)	(0.11)	(0.14)	(0.17)
Weighted average shares - basic	6,212,646	4,901,677	5,362,677	4,901,677

Comprehensive income (loss):
Net loss	(665,451)	(757,997)	(889,873)	(972,013)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation, net of tax	3,035	1,333	(116,494)	(123,981)
Total comprehensive loss	(662,416)	(756,664)	(1,006,367)	(1,095,994)

Less: comprehensive loss attributable to non-controlling interest	(133,860)	(220,182)	(148,379)	(144,786)
Comprehensive loss attributable to shareholders	$(528,556)	$(536,482)	$(857,988)	$(951,208)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Number of Common Shares	Common Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
		($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2025	4,901,677	134,075,745	16,941,701	441,995	(141,268,519)	10,190,922	(8,272,619)	1,918,303

Stock-based compensation	-	-	21,476	-	-	21,476	-	21,476
Cumulative translation adjustment	-	-	-	78,529	-	78,529	-	78,529
Net Loss	-	-	-	-	(683,200)	(683,200)	(135,495)	(818,695)

Balance at March 31, 2026	4,901,677	134,075,745	16,963,177	520,524	(141,951,719)	9,607,727	(8,408,114)	1,199,613
Stock-based compensation	-	-	15,619	-	-	15,619	-	15,619
Issuance of common stock	1,310,969	-	1,700,000	-	-	1,700,000	-	1,700,000
Cumulative translation adjustment	-	-	-	41,000	-	41,000	-	41,000
Net Income	-	-	-	-	473,297	473,297	120,976	594,273

Balance at June 30, 2026	6,212,646	134,075,745	18,678,796	561,524	(141,478,422)	11,837,643	(8,287,138)	3,550,505
Stock-based compensation	-	-	9,762	-	-	9,762	-	9,762
Cumulative translation adjustment	-	-	-	(3,035)	-	(3,035)	-	(3,035)
Net loss	-	-	-	-	(531,591)	(531,591)	(133,860)	(665,451)

Balance at September 30, 2026	6,212,646	134,075,745	18,688,558	558,489	(142,010,013)	11,312,779	(8,420,998)	2,891,781

	Number of Common Shares	Common Shares	Additional paid in Capital	Currency translation adjustment	Accumulated deficit	Stockholders’ equity	Non-controlling Interest	Total stockholders’ equity
		($)	($)	($)	($)	($)	($)	($)
Balance at December 31, 2024	4,901,677	134,075,745	16,511,273	318,659	(139,476,353)	11,429,324	(7,920,052)	3,509,272

Stock-based compensation	-	-	366,000	-	-	366,000	-	366,000
Cumulative translation adjustment	-	-	-	7,750	-	7,750	-	7,750
Net Loss	-	-	-	-	(961,746)	(961,746)	(194,731)	(1,156,477)

Balance at March 31, 2025	4,901,677	134,075,745	16,877,273	326,409	(140,438,099)	10,841,328	(8,114,783)	2,726,545
Stock-based compensation	-	-	21,476	-	-	21,476	-	21,476
Cumulative translation adjustment	-	-	-	117,564	-	117,564	-	117,564
Net Income	-	-	-	-	672,335	672,335	270,126	942,461

Balance at June 30, 2025	4,901,677	134,075,745	16,898,749	443,973	(139,765,764)	11,652,703	(7,844,657)	3,808,046
Stock-based compensation	-	-	21,476	-	-	21,476	-	21,476
Cumulative translation adjustment	-	-	-	(1,333)	-	(1,333)	-	(1,333)
Net loss	-	-	-	-	(537,815)	(537,815)	(220,182)	(757,997)

Balance at September 30, 2025	4,901,677	134,075,745	16,920,225	442,640	(140,303,579)	11,135,031	(8,064,839)	3,070,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Versus Systems Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months Ended	Nine months Ended
	September 30, 2026	September 30, 2025
	($)	($)
Cash flows from operating activities	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net Loss	(889,873)	(972,013)
Adjustments to reconcile net loss to net cash:
Stock-based compensation	46,857	408,952
Changes in operating assets and liabilities:
Receivables – related party	(270,000)	-
Contract asset – related party	-	(1,166,000)
Prepaid expenses	(164,385)	268,600
Other assets	(12,372)	-
Accounts payable and accrued liabilities	859,508	(23,806)
Cash used in operating activities	(430,265)	(1,484,267)

INVESTING ACTIVITIES
Development of intangible assets	(981,000)	(300,000)
Cash flows used in investing activities	(981,000)	(300,000)

FINANCING ACTIVITIES
Issuance of common stock	1,700,000	-
Cash flows provided by financing activities	1,700,000	-

Effect of foreign exchange	116,494	123,981
Change in cash and cash equivalents during the period	405,229	(1,660,286)
Cash and cash equivalents - Beginning of period	527,388	3,065,914
Cash and cash equivalents - End of period	932,617	1,405,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	NATURE OF OPERATIONS AND LIQUIDITY

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

Going Concern

These condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had cash and cash equivalents of approximately $0.9 million and continues to incur operating losses. The Company is not currently generating sufficient cash flows from operations to fund its ongoing operating and development activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these condensed consolidated financial statements are issued. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. These consolidated financial statements do not include any adjustments as to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These adjustments could be material.

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

Functional and presentation currency

These consolidated financial statements are presented in United States dollars, unless otherwise noted, which is the functional currency of the Company. The functional currency of our operating subsidiaries is generally the currency of its primary economic environment. Our foreign subsidiaries’ financial statements are translated into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rates. Income, expenses, and cash flows are translated at the average foreign exchange rates for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated statements of shareholders’ equity.

Basis of consolidation

These condensed interim consolidated financial statements include the accounts of Versus Systems Inc. and its subsidiaries from the date control was obtained. The Company consolidates entities in which it has a controlling financial interest, as determined under the voting interest model or, when applicable, the variable interest entity (“VIE”) model in accordance with ASC 810, Consolidation. All intercompany balances and transactions, including unrealized gains and losses arising from intercompany transactions, are eliminated upon consolidation.

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

Basic and diluted loss per share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the reporting periods. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share, except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. The following shares have been excluded from diluted earnings per share as their inclusion would be anti-dilutive, which include options as of September 30, 2026 of 320,557 (September 30, 2025 – 401,557) and warrants of 1,726,701 (September 30, 2025 – 1,733,741).

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

Provision for Credit Losses

The Company accounts for credit losses on accounts receivable in accordance with ASC 326, Financial Instruments—Credit Losses. The Company evaluates its receivables based on shared risk characteristics and assesses the collectability of the related balances.

The allowance for expected credit losses is based on relevant available information, which may include historical collection experience, the aging of receivables, customer-specific factors, current conditions, and reasonable and supportable forecasts. Receivables may be evaluated individually when appropriate.

Accounts are written off against the allowance when they are considered uncollectible. Changes in the allowance are recognized in the statement of operations. As of September 30, 2026, the Company recorded a receivable and a corresponding allowance for credit losses for the full amount of the receivable, as collection is not expected as it pertains to the $829,895 owed by the former CFO of the Company.

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

No tax provision was recorded for the three and nine months ended September 30, 2026 as a result of the forecasted loss for the full fiscal year and the availability of net operating losses to offset any potential income recognized, if any in fiscal 2026.

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

The Company earns revenue in two primary ways: 1) licenses of functional IP or 2) development and maintenance of custom-built software or other professional services.

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

During the three months ended September 30, 2026 and 2025, the Company recognized no revenue attributed to its legacy Xcite business. During the nine months ended September 30, 2026 and 2025, the Company recognized $24,121 and $23,348 of revenue attributed to its legacy Xcite business. During the three months ended September 30, 2026 and 2025 the Company recognized no revenue attributed to its Technology License and Software Development Agreement with ASPIS. During the nine months ended September 30, 2026 and 2025 the Company recognized $1,485,000 and $2,156,000 of revenue attributed to its agreement with ASPIS.

Revenue recognition

License Revenue

On April 30, 2025, pursuant to the Technology License and Software Development Agreement (the “License Agreement”) with ASPIS Cyber Technologies, Inc. (“ASPIS”), the Company delivered a functional license for its gamification, engagement, and QR code technology. ASPIS is an affiliate of Cronus Equity Capital Group, LLC (“CECG”), a significant shareholder of the Company. As of September 30, 2026, CECG beneficially owned approximately 15.94% of the Company’s outstanding common shares, and ASPIS beneficially owned approximately 55.79% of the Company’s outstanding common shares.

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

The net loss for Versus LLC for the three-month periods ended September 30, 2026 and 2025 was $(739,552) and $(1,040,474), respectively. The net loss attributable to the non-controlling interest for the three-month periods ended September 30, 2026 and 2025 was $(133,860) and $(220,182), respectively. The net loss for Versus, LLC for the nine-month periods ended September 30, 2026 and 2025 was $(819,772) and $(799,924), respectively. The net loss attributable to the non-controlling interest for the nine-month periods ended September 30, 2026 and 2025 was $(148,379) and $(144,786), respectively.

The following table presents summarized financial information before intragroup eliminations for the non-wholly owned subsidiary as of September 30, 2026 and December 31, 2025, respectively.

	September 30, 2026	December 31, 2025
	($)	($)
Assets
Current	2,304,049	1,381,959
Non-current(1)	1,590,000	609,000
	3,894,049	1,990,959

Liabilities
Current	999,233	101,758
Non-current(2)	45,836,726	45,877,726
	46,835,959	45,979,484
Net liabilities	(42,941,910)	(43,988,525)

Non-controlling interest	(8,420,998)	(8,272,619)

(1)	The Company reclassed $609,000 into long-term for the year ended December 31, 2025 attributable to intangible assets.
(2)	Non-current liabilities primarily relate to intercompany balances within the consolidated group.

5.	INTANGIBLE ASSETS

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

The Company reviews all finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable. If the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess carrying value over the fair value in its consolidated statements of operations. The Company did not record an impairment loss during the nine months ended September 30, 2026 and 2025, respectively.

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

ASPIS is an affiliate of Cronus Equity Capital Group, LLC (“CECG”). ASPIS holds approximately 55.79% and CECG holds approximately 15.94%, respectively, of the outstanding common shares of the Company based on the amount of Company common shares issued and outstanding as of September 30, 2026.

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

In addition, ASPIS represented approximately 98.4% and 98.9% of revenue for the nine months ended September 30, 2026 and 2025, respectively. ASPIS represented 100% of the accounts receivable as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025 the Company had a receivable balance owed from ASPIS of $1,106,000 and $836,000, respectively.

7.	SHARE CAPITAL

a)	Authorized share capital

The Company is authorized to issue three hundred million (300,000,000) shares, of which two hundred million (200,000,000) shares shall be Common Stock, and one hundred million (100,000,000) shares shall be Preferred Stock.

b)	Issued share capital

During the nine-month period ended September 30, 2026, the Company issued 1,310,969 shares of common stock for total proceeds of $1.7 million. No shares were issued during the three months ended September 30, 2026.

During the three and nine month periods ended September 30, 2025, the Company did not issue share capital.

c)	Stock options

The Company may grant incentive stock options to its officers, directors, employees, and consultants. The Company has implemented a rolling Stock Option Plan (the “Plan”) whereby the Company can issue up to 15% of the issued and outstanding common shares of the Company. Options have a maximum term of ten years and vesting is determined by the Board of Directors.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	SHARE CAPITAL (continued)

A continuity schedule of outstanding stock options is as follows:

	Number Outstanding	Weighted Average Exercise Price
		($)
Balance – December 31, 2025	401,557	2.57
Granted	-	-
Exercised	-	-
Forfeited	(81,000)	2.18
Balance – September 30, 2026	320,557	2.67
Vested and exercisable	260,557	2.78

For the three months ended September 30, 2026 and 2025 the Company recorded share-based compensation of $9,762 and $21,476, respectively, relating to options vested during the period. For the nine months ended September 30, 2026 and 2025 the Company recorded share-based compensation of $46,857 and $408,952, respectively, relating to options vested during the period. As of September 30, 2026, the remaining share-based compensation of $93,714 is expected to be recognized over 1.5 years. The remaining weighted average contractual term of the options outstanding as of September 30, 2026 is 8.45 years.

The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option. Based on the fair market value of the Company’s common stock at September 30, 2026 the total intrinsic value of all outstanding options was none.

The Company used the following assumptions in calculating the fair value of stock options for the period ended:

September 30, 2025
Risk-free interest rate	4.03%
Expected life of options	5 years
Expected dividend yield	Nil
Volatility	98.83%

d)	Share purchase warrants

At September 30, 2026, the Company had share purchase warrants outstanding as follows:

Expiration Date	Warrants Outstanding	Exercise Price	Weighted Average Remaining Life
		($)	(years)
February 28, 2027	20,689	460.80	0.42
December 6, 2027	13,781	20.00	1.17
December 9, 2027	9,876	17.60	1.17
January 18, 2028	25,906	124.80	1.33
February 2, 2028	10,938	14.40	1.33
October 17, 2028	543,468	3.68	2.04
October 17, 2028	24,457	4.05	2.04
December 24, 2029	1,077,586	4.00	3.25
	1,726,701	11.46	2.75

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	SEGMENT REPORTING

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

In March 2026, the Company’s former Chief Financial Officer executed a promissory note dated March 23, 2026 to repay the misappropriated funds. Under the terms of the promissory note, the principal amount was payable to the Company in two installments due on April 22, 2026 and June 21, 2026. The former Chief Financial Officer did not make the scheduled payments, therefore the Company is pursuing recovery of the amounts misappropriated; however, there can be no assurance that the Company will collect the promissory note in part or in full. As of September 30, 2026, the Company recorded a receivable and a corresponding allowance for credit losses for the full amount of the receivable, as collection is not expected as it pertains to the $829,895 owed by the former CFO of the Company.

VERSUS SYSTEMS INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of September 30, 2026 through November 13, 2026, the date the consolidated financial statements were issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

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

Our customers are mostly sports teams, venues (Arenas, Football Stadiums, Baseball Stadiums), fan engagement and sponsor activation platforms, digital out-of-home media companies, and advertising agencies, which typically use our products as part of their live events or as part of an advertising campaign with the goal of engaging fans, increasing consented first-party data, and increasing sales. At September 30, 2026 and December 31, 2025, we had four active customers.

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

Significant Components of Our Results of Operations

Operating Results

Comparison of Results of Operations for the Three-Month periods ended September 30, 2026 and September 30, 2025

The following table summarizes our results of operations for the three-month periods ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026	2025
Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenue	$-	$-
Revenues – related party	-	-
Cost of revenues	-	-
Gross profit	-	-

Expenses
Research and development	-	14,470
Selling, general and administrative	665,451	741,931
Total operating expenses	665,451	756,401
Operating loss	(665,451)	(756,401)
Other income, net	-	-
Loss before income taxes	(665,451)	(756,401)
Income tax expense	-	(1,596)
Net loss	(665,451)	(757,997)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax	3,035	1,333
Total comprehensive loss	$(662,416)	(756,664)

Basic and diluted loss per share attributable to shareholders	$(0.09)	$(0.11)

Research and development

Research and development was $0 for the three month period ended September 30, 2026, representing a decrease of $14,470, or 100%, from $14,470 for the three month period ended September 30, 2025. The decrease was primarily due to a reduction in software costs.

Selling, general and administrative

Selling, general and administrative was $665,451 for the three-month period ended September 30, 2026, representing a decrease of $76,480, or 10%, from $741,931 for the three month period ended September 30, 2025. The decrease was primarily due to a decrease in administrative employees and stock compensation.

Comparison of Results of Operations for the nine-month period ended September 30, 2026 and September 30, 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	For the Nine months Ended September 30,
	2026	2025
Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Revenues	$24,121	$23,348
Revenues – related party	1,485,000	2,156,000
Cost of revenues	-	16,446
Gross profit	1,509,121	2,162,902

Expenses
Research and development	-	26,838
Selling, general and administrative	2,398,994	3,126,425
Total operating expenses	2,398,994	3,153,263
Operating loss	(889,873)	(990,361)
Other income (expense), net	-	19,944
Loss before income taxes	(889,873)	(970,417)
Provision for income taxes	-	(1,596)
Net loss	(889,873)	(972,013)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation, net of tax	(116,494)	(123,981)
Total comprehensive loss	$(1,006,367)	(1,095,994)

Basic and diluted loss per share attributable to shareholders	$(0.14)	$(0.17)

Revenue

Third party Revenue

Revenue was $24,121 for the nine-month period ended September 30, 2026, representing an increase of $773, or 3%, from $23,348 for the nine-month period ended September 30, 2025. The increase was the result of revenue earned from the Xcite business.

Related party Revenue

Related party revenue was $1,485,000 for the nine-month period ended September 30, 2026, representing a decrease of $671,000, or 31%, from $2,156,000 for the nine-month period ended September 30, 2025. The decrease was primarily due to one-time consulting services attributed to the ASPIS arrangement which accounted for approximately $176,000 during the nine months September 30, 2025 in addition to a decline in license revenue earned of $495,000.

Cost of revenues

Cost of revenues was $0 for the nine-month period ended September 30, 2026, representing a decrease of $16,446, or 100%, from $16,446 for the nine-month period ended September 30, 2025. The decrease was due to the decrease in infrastructure needed for Xcite Interactive.

Research and development

Research and development was $0 for the nine-month period ended September 30, 2026, representing a decrease of $26,838, or 100%, from $26,838 for the nine-month period ended September 30, 2025. The decrease was primarily due to significant reductions in staff related to our company restructuring in the prior year.

Selling, general and administrative

Selling, general and administrative was $2,398,994 for the nine-month period ended September 30, 2026, representing a decrease of $727,431, or 23%, from $3,126,425 for the nine-month period ended September 30, 2025. The decrease was primarily due to a decrease in payroll as the Company reduced head count and a decrease in professional fees and stock compensation.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Liquidity and Capital Resources

Since inception, the Company has incurred operating losses as it continues to invest in developing and commercializing its technology platform. The Company incurred a net loss of $0.9 million for the nine months ended September 30, 2026. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $2.1 million and $4.6 million, respectively. During these periods, operations were primarily financed through residual proceeds from the Company’s initial public offering of common shares in January 2021 and subsequent equity and debt transactions, including warrant exercises and private placements. In October 2024, warrant holders exercised approximately $0.9 million of warrants, and in October and December 2024 the Company raised $2.5 million through convertible notes and another $1.7 million in June 2026 as a result of a common stock issuance. Our cash and cash equivalents as of September 30, 2026 was $0.9 million. Our primary cash needs are for working capital requirements, headcount, capital expenditures and to fund our operations.

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

In addition, as disclosed in Note 9, in the first quarter of 2026, the Audit Committee of the Company’s Board of Directors conducted an internal investigation and determined that fraudulent activity involving the Company’s former Chief Financial Officer had occurred. A promissory note was executed in connection therewith; however, there can be no assurance that such note will be collected in part or full or at all. As of November 13, 2026, no monies have been repaid on the promissory note.

Our financial condition and liquidity are and will continue to be influenced by a variety of factors, including:

●	our ability to generate cash flows from our operations;

●	future indebtedness and the interest we are obligated to pay on this indebtedness;

●	the availability of public and private debt and equity financing;

●	changes in exchange rates which will impact our generation of cash flows from operations when measured in CAD; and

●	our capital expenditure requirements.

Cash Flows

The following summarizes the key components of our cash flows for the nine-month periods ended September 30, 2026 and 2025:

	Nine-month Period Ended September 30, 2026	Nine-month Period Ended September 30, 2025
Net cash used in operating activities	$(430,265)	$(1,484,267)
Net cash used in investing activities	(981,000)	(300,000)
Net cash provided by financing activities	1,700,000	-
Effect of foreign exchange	116,494	123,981
Net increase (decrease) in cash and cash equivalents	$405,229	$(1,660,286)

Operating Activities

Net cash used in operating activities for the nine-month period ended September 30, 2026 was $430,265 as compared to cash used in operations of $1,484,267 for the nine-month period ended September 30, 2025. The decrease in cash used in operating activities was primarily attributable to an increase of approximately $0.9 million in accounts payable and accrued liabilities, which provided a source of operating cash that more than offset the cash used from an increase of approximately $0.3 million in related-party receivables and $0.2 million in prepaid expenses and other assets, as well as other operating cash outflows.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $981,000 as compared to $300,000 for the nine months ended September 30, 2025. The change in cash flow used in investing activities was primarily attributable to monies spent on capitalized software development for technology attributed to the Company’s new product offerings.

Financing Activities

Net cash provided by financing activities was $1,700,000 for the nine months ended September 30, 2026 compared to $0 for the nine months ended September 30, 2025. The increase was attributed to the sale of common stock to ASPIS.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management, with the participation of our principal executive and principal financial officer, has concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses in our internal controls over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented certain changes in its internal controls, including addition of qualified accounting personnel and the formalization of enhanced review and approval procedures for journal entries and cash disbursements to remediate the material weakness described above. Except as noted above, no change to the Company’s internal control over financial reporting occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026 (our “Annual Report”) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, filed with the SEC on May 15, 2026 (our “Q1 2026 Report”) and our Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 14, 2026 (our “Q2 2026 Report”). Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Annual Report, Q1 2026 Report and our Q2 2026 Report, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report. The risks and uncertainties described in our Annual Report and our Q1 and Q2 2026 Reports are not the only ones we face, and additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common shares could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed as a part of this report or incorporated herein by reference:

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number
3.1	Certificate of Corporate Domestication and Certificate of Incorporation	8-K	12/26/2024	3.1

3.2	Form of Versus Systems Inc. Bylaws	S-4/A	4/22/2024	3.2

4.1	Specimen Stock Certificate evidencing common shares.	F-1/A	1/11/2021	4.1

4.2	Warrant Agent Agreement dated January 20, 2021 between Versus Systems Inc. and Computershare, including forms of Unit A Warrants and Unit B Warrants.	6-K	1/21/2021	99.2

4.3	Representative Warrant Agreement dated January 20, 2021.	F-1/A	12/14/2020	4.3

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSUS SYSTEMS INC.

Date: November 13, 2026	/s/ Luis Goldner
Luis Goldner
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2026	/s/ Brian Goldenberg
Brian Goldenberg
Chief Financial Officer (Principal Financial Officer)